Form 10QSB
period 2006-06-30
IDLEAIRE TECHNOLOGIES CORP
filed 2006-08-14
CIK 1162298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-51966
IdleAire Technologies Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	62-1829384

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
410 N. Cedar Bluff Road, Suite 200, Knoxville, Tennessee 37923

(Address of principal executive offices)
(865) 342-3600

(Issuer’s telephone number)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2006, the issuer had 48,589,600 shares of common stock, par value $0.001 per share, issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

IdleAire Technologies Corporation
Form 10-QSB
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	1
Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005	2
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	3
Notes to Condensed Unaudited Financial Statements	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Controls and Procedures	28

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	29

Item 4 – Submission of Matters to a Vote of Security Holders	29

Item 5 – Other Information	30

Item 6 – Exhibits	30

Signatures	31

EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
IdleAire Technologies Corporation
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$17,757,150	$5,925,600
Accounts receivable	175,671	768,204
Accounts receivable — related parties	5,000	5,000
Inventories	444,746	292,710
Prepaid expenses and other current assets	1,289,181	947,615

Total current assets	19,671,748	7,939,129

Restricted cash and investments	130,946,070	202,772,260
Deposits with vendors	31,241,203	232,779
Property and equipment, net	62,045,760	33,252,636
Deferred financing costs, net	29,467,860	29,506,307
Other assets	72,019	82,270

Total assets	$273,444,660	$273,785,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,517,336	$2,641,515
Accrued expenses	4,744,682	1,935,917
Deferred trade revenue	1,029,627	990,165
Deferred grant revenue	1,108,869	1,381,426

Total current liabilities	15,400,514	6,949,023

Deferred grant revenue	4,971,568	5,610,783
Other liabilities	1,533,386	–
Secured convertible notes	100,000	100,000
Senior secured discount notes	217,433,829	201,690,400

Total liabilities	239,439,297	214,350,206

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,349,676	30,349,676
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	49,055,727	49,055,727
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155,254	22,155,254
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,589,600 and 48,533,272 shares issued at June 30, 2006 and December 31, 2005, respectively	48,590	48,533
Stockholder subscription receivable	(925,000)	(925,000)
Treasury stock, 111,111 common shares, at cost	(200,000)	(200,000)
Deferred compensation	–	(96,000)
Additional paid-in capital	52,067,961	51,766,798
Accumulated deficit	(118,546,845)	(92,719,813)

Total stockholders’ equity	34,005,363	59,435,175

Total liabilities and stockholders’ equity	$273,444,660	$273,785,381

See accompanying notes.
The condensed balance sheet as of December 31, 2005 is taken from the audited financial statements at that date.

IdleAire Technologies Corporation
Condensed Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues:
Basic and premium services, net	$1,676,294	$861,613	$2,633,573	$1,465,483
Grant revenues	479,388	468,914	917,385	951,080
Ancillary product sales	312,947	107,337	489,042	175,301
Other revenues	92,446	47,727	173,650	101,707

Total net revenues	2,561,075	1,485,591	4,213,650	2,693,571

Operating expenses:
Direct site operating costs (1)	4,182,168	3,002,494	6,734,718	6,082,167
Depreciation and amortization	1,573,988	1,354,655	2,933,422	2,685,952
Selling, general and administrative expenses	3,630,292	3,397,118	7,536,649	6,190,397
Research and development expenses	52,830	91,777	71,972	153,314
Impairment of long-lived assets	1,303,885	–	1,303,885	–
Loss on settlement of asset retirement obligations	316,807	–	316,807	–
Loss on disposal of fixed assets	970,242	446,958	988,623	492,870

Total operating expenses	12,030,212	8,293,002	19,886,076	15,604,700

Loss from operations	(9,469,137)	(6,807,411)	(15,672,426)	(12,911,129)

Interest income	2,218,700	18,814	4,330,105	34,270
Interest expense	(6,634,079)	(74,200)	(14,484,711)	(114,819)

Net loss	$(13,884,516)	$(6,862,797)	$(25,827,032)	$(12,991,678)

(1)	Excludes depreciation expense in the amount of $1,360,493 and $1,113,421 for the three months ended June 30, 2006 and 2005, respectively, and $2,534,970 and $2,195,766 for the six months ended June 30, 2006 and 2005, respectively, reported in a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2006	2005

Operating activities
Net loss	$(25,827,032)	$(12,991,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense	14,295,578	–
Amortization of deferred financing charges	174,000	–
Depreciation and amortization	2,933,422	2,685,952
Impairment of long-lived assets	1,303,885	–
Accretion of asset retirement obligations	275,144	–
Noncash gain on settlement of asset retirement obligations	(14,215)	–
Loss on disposal of fixed assets	988,623	492,870
Amortization of capital lease obligation	(4,354)	–
Stock-based compensation expense	133,144	–
Compensation expense associated with exchange of goods or services for warrants or stock	41,000	11,475
Interest income earned on restricted cash	(3,948,481)	–
Changes in operating assets and liabilities:
Accounts receivable	592,533	(348,269)
Inventories	(152,036)	(112,119)
Prepaid expenses and other assets	(335,943)	(49,691)
Accounts payable	5,875,821	3,009,146
Accrued expenses	2,808,765	(1,514,627)
Deferred trade revenue	39,462	277,400
Deferred grant revenue	(911,772)	5,473

Net cash used in operating activities	(1,732,456)	(8,534,068)

Investing activities
Purchases of property and equipment	(31,175,192)	(1,611,614)
Deposits toward equipment purchases	(31,008,425)	38,042
Restricted cash released to operations	75,774,671	453,288

Net cash provided by (used in) investing activities	13,591,054	(1,120,284)
(continued)

IdleAire Technologies Corporation
Condensed Statements of Cash Flows (continued)
(Unaudited)

	For the six months ended
	June 30,
	2006	2005

Financing activities
Proceeds from issuance of common stock	–	333
Proceeds from issuance of preferred stock	–	8,747,999
Proceeds from exercise of stock options and warrants	108,505	38,152
Collection of stock subscription receivable	–	220,959
Debt financing costs incurred	(135,553)	(156,772)
Proceeds from notes payable to related parties	–	350,000

Net cash provided by (used in) financing activities	(27,048)	9,200,671

Net increase (decrease) in cash and cash equivalents	11,831,550	(453,681)
Cash and cash equivalents at beginning of period	5,925,600	1,568,727

Cash and cash equivalents at end of period	$17,757,150	$1,115,046

Supplemental non-cash activities
Issuance of anti-dilution warrants as additional debt discount	$114,571	$—
Equipment acquired through capital lease obligation	$975,000	$—
Issuance of warrants in satisfaction of accrued compensation	$—	$199,600
See accompanying notes.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
June 30, 2006
1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited financial statements of IdleAire Technologies Corporation (the Company) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements are prepared on a consistent basis with those of the annual financial statements for the year ended December 31, 2005 except for the adoption of SFAS 123(R) discussed below and should be read in conjunction with the audited financial statements and notes thereto. The interim results are not necessarily indicative of the results that may be expected for a full year.
Certain prior period amounts have been reclassified in order to conform to the current period presentation.
Revenue Recognition
Revenue for services is recognized upon service delivery; revenue from ancillary product sales is recognized at the point of sale. Revenue is recorded net of significant promotional, contractual and customer service discounts as the Company continues to utilize discounts to introduce its services to truck drivers through its facilities at truck stops, travel plazas and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.
Grant revenue is recognized as follows: (i) grants with continuing service requirements are recognized on a straight-line basis over the life of the contract; (ii) grants designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment; and (iii) grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant. Deferred grant revenue represents that portion of grant monies received but not yet earned.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies (continued)
Property and Equipment
Property and equipment are carried at cost, including improvements that add to productive capacity or extend the useful life. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying statements of operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Revenue generating equipment	3-15 years
Leasehold improvements	5 years
Furniture and fixtures	5 years
Data processing equipment and software	3 years
Automobiles and motorized equipment	3 years
Capitalized Leases
During the six months ended June 30, 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment at no additional cost to the Company, to be received as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. As of June 30, 2006, capitalized lease obligations were $970,646 and are included with other liabilities in the accompanying balance sheets.
Impairment of Long-Lived Assets
When indicators of impairment are present, the Company evaluates the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets (“SFAS No. 144”). Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset. See Note 2 for further information regarding asset impairments.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies (continued)
Asset Retirement Obligations
The Company’s lease agreements with its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. As of June 30, 2006, the Company’s asset retirement obligation was $562,740 and is included with other liabilities in the accompanying balance sheets. The asset retirement obligation was not material in prior periods. Key assumptions used to calculate the Company’s asset retirement obligation were (i) 2.5% rate of inflation; (ii) weighted average credit-adjusted risk-free interest rate of 21%; and (iii) weighted average life of obligation of 14.5 years. Expected settlement dates generally represent the lesser of the useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
Adoption of Statement of Financial Accounting Standards 123(R)
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and superceded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. For awards with graded vesting, the Company has elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period.
Since the Company used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, it was required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, the Company continues to account for its nonvested awards outstanding at the date of adoption using the provisions of APB 25; all awards granted, modified or settled after the date of adoption are accounted for using the measurement recognition and attribution provisions of SFAS 123(R). Pro forma disclosures are no longer permitted, and prior periods are not revised or restated for comparative purposes. Accordingly, there was no cumulative effect upon adoption.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies (continued)
Adoption of Statement of Financial Accounting Standards 123(R) (continued)
The Company recorded $123,044 in stock-based compensation cost during the three months ended June 30, 2006, and $133,144 for the six months ended June 30, 2006. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations, loss before income taxes and net loss for the six months ended June 30, 2006, was higher by $117,144 than if the Company had continued to account for share-based compensation under APB 25.
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future.
See Note 3 for further information regarding our stock-based compensation assumptions and expenses.
New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a significant impact.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies (continued)
New Accounting Standards (continued)
On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has up to one year from the date of adoption of FAS 123(R) to elect to use the simplified method. The Company is in the process of evaluating this FSP and the effect the election would have on the Company’s financial statements.
2. Property and Equipment
Property and equipment consist of the following:

	June 30,	December 31,
	2006	2005

Revenue-generating equipment	$48,913,977	$32,159,684
Leasehold improvements	626,977	626,977
Furniture and fixtures	480,457	480,457
Data processing equipment and software	4,352,985	3,165,843
Automobiles and motorized equipment	797,329	553,211
Service units in process	21,851,557	8,839,686

	77,023,282	45,825,858

Less accumulated depreciation and amortization	(14,977,522)	(12,573,222)

	$62,045,760	$33,252,636

During the three and six months ended June 30, 2006 and 2005, the Company capitalized interest of $1,562,422 and $0, respectively.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
2. Property and Equipment (continued)
At June 30, 2006, service units in process includes 24 sites under construction; the expected cost to complete these sites was approximately $3,800,000 as of June 30, 2006.
At June 30, 2006 and December 31, 2005, deposits toward purchases of revenue-generating equipment were $31,241,203 and $232,779, respectively.
A summary of depreciation expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total depreciation expense	$1,566,873	$1,348,129	$2,919,425	$2,673,390
Depreciation expense on revenue- generating equipment	1,360,493	1,113,421	2,534,970	2,195,766
During the three months ended June 30, 2006, the Company began full-scale execution of its nationwide site roll-out plan, which included use of funds raised in the 2005 Discount Notes offering and earmarked for capital expansion of “core sites” meeting new site selection criteria, as well as identification and evaluation of non-core sites which no longer complied with the new site selection criteria. Based on such evaluations during the period, the Company opened 15 additional sites and closed three non-core sites. As a result of these closures, the Company recorded a $316,807 loss on settlement of its asset retirement obligations and wrote off approximately $706,000 of fixed assets associated with these sites. Additionally, based on these evaluations, the Company determined that certain potential sites were no longer viable candidates for site selection and wrote off approximately $233,000 of capitalized site survey costs. The aforementioned write-offs of fixed assets are included in loss on disposal of fixed assets in the accompanying income statements.
In June 2006, the Company planned the closure of two non-core sites and considered for closure an additional two non-core sites, which the Company believes are impaired; accordingly, the Company recorded an impairment charge of $1,303,885 associated with these four non-core sites for the three and six months ended June 30, 2006.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments
Stock Options
On September 1, 2000, the Company adopted the 2000 Stock Option Plan (the Plan) to provide qualified and non-qualified options to employees, directors and consultants of the Company. The Plan provides for options to be granted at an option price equal to or greater than the fair market value of the Company’s common shares as determined by the Board of Directors, to have a term of ten years and to vest on an exercise date as determined by the Board of Directors, generally no sooner than ninety days after the option is granted. The Company has reserved 20,000,000 shares for issuance under this Plan, of which 12,979,257 were available for grant at June 30, 2006.
On April 5, 2006, the Board of Directors approved a new Director Compensation Policy, subject to the 2000 Stock Option Plan. Under the policy, non-employee directors are entitled to receive stock options in addition to cash fees, travel reimbursement, and an annual retainer. Non-employee directors receive options for 10,000 common shares at the first meeting following their initial election to the Board, and options for 10,000 common shares on the date of each subsequent annual shareholder’s meeting. During the three and six months ended June 30, 2006, the Company approved for grant 30,000 Options to purchase common shares to non-employee directors.
Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. Prior to January 1, 2006, the Company used the minimum value method to determine fair values of options granted for pro forma disclosures. Since the Company previously used the minimum value method for determining the fair value of options granted for disclosure purposes, the Company is only required to apply the provisions for estimating the fair value of options under SFAS 123(R) prospectively to new options awarded or modifications to existing options.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments (continued)
Stock Options (continued)
The Company uses the Black-Scholes Merton model for determining the fair values of options granted and recognizes compensation ratably over the vesting periods. The Company granted 885,575 and 47,541 stock options to employees and directors at a weighted average fair value per share of $0.43 and $0.84 during the six months ended June 30, 2006 and 2005, respectively, using the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005

Expected term in years	5.6	5.0
Risk-free interest rate	4.9%	3.7%
Expected dividend rate	–	–
Expected volatility	51.7%	–
The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of each option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected term of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost for pro forma disclosures, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for the six months ended June 30, 2006, is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
To date, the Company has not recorded any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0. The Company received $108,505 and $38,152 in proceeds from the exercise of 56,328 and 20,476 employee stock options during the six months ended June 30, 2006 and 2005, respectively.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments (continued)
Stock Options (continued)
The fair value of stock options vested was $202,115 and $112,874 for the six months ended June 30, 2006 and 2005. As of June 30, 2006, there was $312,378 of total unrecognized compensation cost related to nonvested share-based compensation arrangements using the fair value method. This cost is expected to be recognized over a weighted-average period of 2.76 years.
Stock option activity for the six months ended June 30, 2006 was as follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at January 1, 2006	4,027,829	$1.96
Granted	885,575	0.82
Exercised	(56,328)	1.93
Forfeited	(332,068)	1.91

Options outstanding at June 30, 2006	4,525,008	$1.74	6.82 years	$–

Options exercisable at June 30, 2006	3,382,062	$1.62	6.10 years

As of June 30, 2006, 70,000 options included in the immediately preceding table will vest upon the completion of a successful initial public offering of common stock. The Company will recognize expense on these options at such time that a transaction is consummated based upon the difference between the fair value of stock on the vesting date and the exercise price.
Stock Warrants
During the six months ended June 30, 2006, the Company was committed to issue 139,491 additional warrants to its Senior Noteholders pursuant to anti-dilution clauses, resulting in $114,571 of additional debt discount. As of June 30, 2006, the Company has 48,294,269 warrants outstanding to purchase shares of Company common stock, of which 48,284,269 warrants were vested.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments (continued)
Stock Warrants (continued)
On January 20, 2006, the Company’s Board of Directors approved a promotion agreement with an artist management company designed to bring brand recognition to customers and potential customers. The agreement includes the issuance of warrants to purchase 30,000 shares of Company common stock at an exercise price of $5.00 per share, exercisable for five years. These warrants vest at 20,000 shares with the execution of the agreement, 5,000 shares on July 1, 2006, and 5,000 shares on September 1, 2006. The Company recorded expense of $41,000 associated with this agreement for the six months ended June 30, 2006.
4. Leases
On February 28, 2006, the Company entered into a seven year lease agreement for its corporate headquarters in Knoxville, Tennessee. Annual rent expense associated with this agreement is approximately $467,000.
The Company has signed a number of leasing or licensing agreements with truck stops and other locations which will allow the installation of the Company’s revenue generating equipment at these sites. These agreements generally provide for the payment of rent based on a percentage of revenues generated.
5. Supply Agreements
For the six months ended June 30, 2006, the Company issued purchase orders for the purchase of various site equipment components or services totaling $139.0 million. Such arrangements include a purchase order issued to a supplier (who is also a stockholder) for the purchase of site equipment components totaling $67.3 million for the expected development of 210 locations. The agreement required a $25.0 million advance from the Company to be paid in five monthly installments beginning in February 2006, of which the Company has paid in full as of June 30, 2006. Also as part of these arrangements, the Company issued a purchase order to another supplier for the purchase of site equipment components totaling $23.8 million for the deployment of its ATE® systems at 210 sites. The Company has advanced $4.9 million to this supplier as of June 30, 2006.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
6. Commitments and Contingencies
The Company is subject to various legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.
The Company has been named as a defendant in a proceeding brought in the U.S. District Court for the Eastern District of Tennessee by a former employee alleging primarily that she was subject to a hostile work environment, was wrongly terminated and subject to various acts of allegedly unlawful discrimination. The Company denies the allegations and will vigorously defend the lawsuit. The plaintiff is seeking damages in excess of $6.0 million. The Company expects any losses resulting from this proceeding to be covered by insurance. The Company is currently in the discovery stage and we cannot predict the outcome of this proceeding at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.
This quarterly report contains forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our ATE® systems, the expansion of our installation sites geographically, the timing and cost of our planned capital expenditures, changing economic or competitive conditions, as well as our negotiation of agreements with third parties. These assumptions may prove to be inaccurate.
You should not place undue reliance on any of these forward-looking statements, which are based on our current expectations and assumptions. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
Business Overview
We provide in-cab heating and air-conditioning, electric power, satellite television, communications, Internet and other services to professional long-haul truck drivers through our patented ATE® system. We believe that our ATE® system is the only commercial idling alternative that provides significant value without imposing additional costs to all of the key participants in the trucking industry. Through June 30, 2006, we have funded the development and commercialization of the ATE® system and our operations with debt, equity, and government grants. Prior to our Discount Notes Offering in December 2005, we raised a total of approximately $113.6 million through the sale of our securities, consisting of $10.5 million of common stock, $30.9 million of Series A Preferred Stock, $49.9 million of Series B Preferred Stock and $22.3 million of Series C Preferred Stock. In December 2005, we raised approximately $234.8 million through the sale of Discount Notes and Common Stock Warrants. A substantial portion of the sale proceeds of the Discount Notes Offering is intended for the nationwide rollout of our ATE® system network. In addition, through June 30, 2006, we have been awarded approximately $52.6 million of grants of which we have received approximately $10.9 million.

Our nationwide ATE® system rollout plan is focused on major interstate truck traffic corridors in 35 states across the United States. We plan to use substantially all of the $201.6 million of net proceeds we received from the Discount Notes Offering to install our ATE® system.
During the six months ended June 30, 2006, we began full-scale execution of our nationwide site roll-out plan, which included use of funds raised in the 2005 Discount Notes offering and earmarked for capital expansion of “core sites” meeting new site selection criteria, as well as identification and evaluation of non-core sites which no longer complied with the new criteria. Based on such evaluations during the period, we opened 16 additional sites and closed three non-core sites, with plans to close an additional two sites in the following quarter.
As of June 30, 2006, our ATE® system was installed in 2,329 parking spaces at 37 locations across 15 states. We have either 10-year or 15-year agreements with three of the four largest national commercial travel center chains for the right to install our patented ATE® system at over 550 different locations. Our capital expansion plan includes the installation of our ATE® system in approximately 13,000 additional parking spaces by March 31, 2007, of which we have completed 1,164 new spaces through June 30, 2006. We plan to install our ATE® system in a mix of travel centers and fleet terminal sites in 35 states.
The major steps involved in our nationwide rollout of our ATE® system include design and approval of site layouts, supply chain procurement of site specific materials, construction, site acceptance testing, staffing and training. Travel center personnel positions include regional managers, area managers, site supervisors, floating supervisors and site representatives. We use a remote staffing model to hire employees for each location primarily utilizing internet job boards, colleges, technical schools, and local workforce development offices for sourcing.
In choosing the travel center sites for our nationwide rollout, we have used the following new site selection criteria for each new core site: (i) a demonstrated supply of parked and idling trucks surveyed at each travel center by counting (at 4 to 6 hour intervals for 3 to 5 days) the number of trucks parked, trucks idling and curtains pulled (i.e. driver’s sleeping); (ii) a minimum of 100 truck parking spaces; (iii) location geographically optimized to create a “network” of locations approximately one to two hours driving distance apart; (iv) a good layover location with high quality driver amenities such as a 24-hour restaurant, clean showers and laundry facilities; (v) preferentially located in the southern U.S. where hot weather is expected to contribute to a higher demonstrated usage rate; (vi) within a non-attainment region and may be subject to existing anti-idling laws; and (vii) within close proximity to an existing IdleAire® regional installation site. We have made exceptions in building some of our early sites where pilot projects were undertaken on a non-commercial basis with public partners or were funded by air quality grants that stipulated the locations where our ATE® systems could be installed. The attractiveness of our service is dependant on the ability of truck drivers to access the service along their routes without additional time and fuel consumption costs. We believe our nationwide rollout plan will provide sufficient coverage and density to make our service attractive to both long-haul truck drivers and fleet owners. At an average travel center consisting of 73 installed spaces, we anticipate capital expenditures of approximately $1.1 million per average travel center or about $15,000 a space.

We have designed the ATE® system erection, assembly and installation procedures to minimize or eliminate major disruption of daily business at travel centers. Moreover, the nature of the installation is relatively simple and involves mostly on-site electrical work, since the major components are pre-constructed off-site and shipped to each location for assembly. After the receipt of all necessary permits and approvals, erection and assembly, including the installation of all electrical and communications utilities, takes on average 40 to 50 days. Our ATE® system uses modular components. We outsource the erection, assembly and installation for the deployment of new sites to proven IdleAire construction teams. When installation is complete, the ATE® system is tested and fully commissioned on-site and is also tested remotely. Following five to ten days of commissioning and on-site staff training, the ATE® system is available for commercial use.
In order to reach the approximately 1.3 million of parked long-haul truck drivers idling each day, we also plan to install our ATE® systems at fleet terminals, maintenance depots, and other “congregation points” for truck drivers hauling goods for one or more companies. Fleet terminals are positioned nationwide and generally are used by fleet owners for maintenance, refueling, “hours of service” resting, safety training, dispatch logistics, driver recruiting and customer service. Based on our internal data, we estimate that there are approximately 3,000 fleet terminals with 235,000 parking spaces in the U.S., primarily with truck fleets with more than 100 trucks. As of June 30, 2006, we have entered into agreements with two truck fleets.
We generate revenues from the sale of basic and premium services, sale of ancillary products and government grant monies earned as well as from other sources.
•	Basic and premium services. Basic services include HVAC and shore power electricity, basic satellite television (14 channels), unlimited local telephone and Internet access. Our basic services are charged hourly, with a one hour minimum – the retail rate per hour for basic services was $2.18 as of June 30, 2006, with an approximate 15% discount for fleets and gold members. To obtain the discount rate for basic services, a fleet company must sign a fleet contract. Premium services include premium satellite television (52 channels), movies-on-demand, Ethernet or wireless based Internet access, unlimited long distance telephone service, and driver training modules. These services are generally sold in packages or blocks of time. For the six months ended June 30, 2006 and 2005, revenues from basic and premium services accounted for 62.5% and 54.4% of our total net revenues, respectively.

•	Amortization of grants. As of June 30, 2006, we have been awarded approximately $52.6 million in grant assistance from governmental agencies of which we have received $10.9 million. For the six months ended June 30, 2006 and 2005, revenues from grant amortization accounted for 21.8% and 35.3% of our total net revenues, respectively.

•	Ancillary products. Ancillary products include window adaptors, computer accessories including keyboards, Ethernet and Wi-Fi cards and remotes, coaxial and power cables, telephones and annual Gold Card memberships. The Gold Card membership allows members to purchase our products and selected services at a discount. Any driver may purchase a gold membership for $10 which is effective for 6 months. For the six months ended June 30, 2006 and 2005, revenues from sale of ancillary products accounted for 11.6% and 6.5% of our total net revenues, respectively.

•	Other revenues. Other revenue consists primarily of advertising sales and service fees. For the six months ended June 30, 2006 and 2005, other revenues accounted for 4.1% and 3.8% of our total net revenues, respectively.
Our site level costs and expenses primarily consist of (i) salaries and benefits for a team of site representatives, (ii) lease consideration for parking spaces, (iii) cost of electricity, satellite television and movies, (iv) telephone and communications, (v) marketing and advertising, (vi) ancillary cost of goods sold, and (vii) equipment maintenance and replacement. Our travel center locations are staffed 24 hours a day, 7 days a week by a team of site representatives to sell our services to professional drivers, train drivers on the system’s operation and solve driver issues. In addition, site representatives are an integral part of our customer service team and perform customer support tasks requested by our call center, and perform daily preventative maintenance to minimize any unscheduled service calls. As part of our exclusive agreement with travel centers to install our ATE® system, the travel centers receive lease consideration from us.

Results of Operations
The following table summarizes our operations for the six months ended June 30, 2006 and 2005:

	Six Months		Six Months
	Ended	% of	Ended	% of
	June 30,	Total Net	June 30,	Total Net
	2006	Revenues	2005	Revenues

Statements of Operating Data:

Net revenues:
Basic and premium services, net	$2,633,573	62.5%	$1,465,483	54.4%
Grant revenues	917,385	21.8	951,080	35.3
Ancillary product sales	489,042	11.6	175,301	6.5
Other revenues	173,650	4.1	101,707	3.8

Total net revenues	4,213,650	100.0	2,693,571	100.0

Operating expenses:
Direct site operating costs (1)	6,734,718	159.8	6,082,167	225.8
Depreciation and amortization	2,933,422	69.6	2,685,952	99.7
Selling, general & administrative expenses	7,536,649	178.9	6,190,397	229.8
Research and development expenses	71,972	1.7	153,314	5.7
Impairment of long-lived assets	1,303,885	30.9	–	0.0
Loss on settlement of asset retirement obligation	316,807	7.5	–	0.0
Loss on disposal of fixed assets	988,623	23.5	492,870	18.3

Total operating expenses	19,886,076	471.9	15,604,700	579.3

Loss from operations	(15,672,426)	371.9	(12,911,129)	479.3
Interest income (expense), net	(10,154,606)	(241.0)	(80,549)	(3.0)

Net loss	$(25,827,032)	612.9%	(12,991,678)	482.3%

(1)	Exclusive of depreciation and amortization expense, presented in a separate caption
Total net revenues. Total net revenues increased $1,520,079, or 56%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, principally due to increases in revenues from basic and premium services and ancillary product sales, as follows:
•	Basic and premium services, net. Basic and premium services, net, increased $1,168,090 or 80%, due principally to the following developments from the six months ended June 30, 2005 to the six months ended June 30, 2006: (i) the average number of ATE®-equipped spaces available for rent increased 13% from 1,308 spaces to 1,474 spaces; (ii) total hours of usage increased 24% from 1,076,153 hours to 1,338,590 hours; (iii) year-to-date occupancy increased from 20.3% to 21.2%; and (iv) average prices on basic services increased 21%. Additionally, customer price discounts were more heavily utilized for the six months ended June 30, 2005 to promote system usage. Customer discounts represented $738,766, or 27% of total net revenues, for the six months ended June 30, 2005 but declined to $422,813 or 10% of total net revenues for the six months ended June 30, 2006.

•	Ancillary product sales. Ancillary product sales increased $313,741 or 179% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The amortization of gold membership sales contributed $153,006 to this increase while adapter sales contributed $154,210.
Operating expenses. Operating expenses increased $4,281,376, or 27%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2006, due principally to increases in direct site operating costs, selling, general and administrative expenses and other losses associated with impairing, retiring or disposing of long-lived assets, as follows:
•	Direct site operating costs. Direct site operating costs increased $652,551, or 11%, from the six months ended June 30, 2005 to the six months ended June 30, 2006, but declined as a percentage of net revenues from 226% to 160% during those same periods. As job duties became better defined and the number of repeat customers continued to increase, we were able to reduce staffing at each of our sites; accordingly, site-level salaries and benefits decreased from $3,870,327, or 144% of total net revenues, for the six months ended June 30, 2005 to $3,518,325, or 83% of total net revenues, for the six months ended June 30, 2006. This decrease was offset by year-to-date period increases in (i) occupancy and equipment of $384,327; (ii) travel and entertainment of $169,118; (iii) site property taxes of $101,553; and (iv) asset retirement obligation cost of $275,144.

•	Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,346,252, or 22%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2006, but declined as a percentage of net revenues from 230% to 179% during those same periods. This increase was due primarily to increases in corporate salaries and related benefits of $454,361 associated with increased headcounts, occupancy and equipment costs of $433,874, travel costs of $132,548, and property and franchise taxes of $431,918.

•	Impairment of long-lived assets. Based on site evaluations in the second quarter of 2006, we planned the closure of two non-core sites and considered for closure an additional two non-core sites, which we believe are impaired; accordingly, we recorded an impairment charge of approximately $1,303,885 associated with these four non-core sites for the six months ended June 30, 2006.

•	Loss on settlement of asset retirement obligations and loss on disposal of fixed assets. For the six months ended June 30, 2006, we recorded a $988,623 loss on disposal of fixed assets, principally related to our site roll-out implementation and concurrent evaluation of non-core sites. Based on these evaluations we closed three non-core sites during the three months ended June 30, 2006. As a result of these closures, we recorded a $316,807 loss on settlement of our asset retirement obligations and wrote off approximately $706,000 of fixed assets associated with these sites. Additionally, based on these evaluations, we determined that certain potential sites were no longer viable candidates for site selection and wrote off site survey costs totaling approximately $233,000. For the six months ended June 30, 2005, we recorded a $492,870 loss on disposal, related principally to service module disposals.

Interest income (expense), net. Interest income increased from $34,270 for the six months ended June 30, 2005 to $4,330,105 for the six months ended June 30, 2006, as average investments increased as a result of the proceeds received from the December 30, 2005 Discount Notes Offering. Interest expense also increased from $114,819 for the six months ended June 30, 2005 to $14,484,711 for the six months ended June 30, 2006 primarily due to interest associated with the Discount Notes Offering, offset by $1,562,422 of capitalized interest.
Liquidity and Capital Resources
In December 2005, we raised approximately $234.8 million in gross proceeds through the sale of Discount Notes and Common Stock Warrants; of the $207.6 million of net proceeds, $201.6 million was held in an escrow account and $6.0 million paid to the Company at closing as reimbursement for certain transaction-related expenses. All funds were distributed on the day of closing – December 30, 2005.
A substantial portion of the sale proceeds of the Discount Notes Offering is being used for the nationwide rollout of our ATE® system network. In addition, through June 30, 2006, we have been awarded approximately $52.6 million of grants of which we have received approximately $10.9 million. As of June 30, 2006, we had cash and cash equivalents of $17,757,150 and restricted cash and investments of $130,946,070. The disbursement agreement stipulates initial disbursement amounts will be held in a disbursement account until the funds are needed from time to time to pay for the development, construction and operation of facilities and general corporate and other operating expenses of the Company. Subject to certain exceptions, the disbursement agent will authorize the disbursement of funds from the disbursement account upon a disbursement request containing certain certifications and identifying the purposes to which the requested funds will be applied following disbursement. The disbursement agreement allows two disbursements a month; one in the form of a facilities disbursement and one in the form of an advance disbursement, which is limited to $10.0 million per request.
Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, as follows:
•	Our business is currently somewhat seasonal, with peak usage in the summer and winter months. Accordingly, this may create variability in our cash receipts from sales to customers between periods, depending on the severity of weather patterns. We believe our network expansion and increasing fleet acceptance could reduce this seasonality in future periods. Additionally, customers frequently purchase branded member cards and assorted prepaid plans for future use; at June 30, 2006, cash collections related to such associated trade revenue of approximately $1.0 million was deferred to be recognized in future periods.

•	Through June 30, 2006, we have been awarded approximately $52.6 million in grants of which we have received cash of approximately $10.9 million. Of the total cash received, recognition of $6.1 million of related revenue has been deferred to be recognized in future periods. Of the remaining $41.7 million in grant monies not yet received, such amounts will be collectible as additional sites are constructed. However, there can be no assurances that all amounts will be collected. In addition, we plan to continue our efforts to pursue other grant opportunities.
Our operating cash outflows consist principally of site operating costs and selling, general and administrative expenses. Such costs currently exceed operating cash inflows. Our site operating costs generally vary directly with site operating revenues, with the exception of salaries and benefits and depreciation of our revenue-generating equipment.
Cash Flows
We historically have satisfied our working capital requirements primarily through sales of equity and debt securities. Cash flows from operating, financing and investing activities for the six months ended June 30, 2006 and 2005 are summarized in the following table:

	Six Months Ended
	June 30,
	2006	2005

Activity:
Operating activities	$(1,732,456)	$(8,534,068)
Investing activities	13,591,054	(1,120,284)
Financing activities	(27,048)	9,200,671

Net increase (decrease) in cash	$11,831,550	$(453,681)

Operating Activities
The net cash used in operating activities of $1,732,456 during the six months ended June 30, 2006 and the use of cash of $8,534,068 during the six months ended June 30, 2005 is due principally to our site operating expenses and selling, general and administrative expenses exceeding revenues. The change between periods is due to an increase in customer receipts of approximately $1.0 million, an increase in grant collections of approximately $0.3 million and a reduction of cash expended for operating activities totaling approximately $5.0 million.

Investing Activities
The $13,591,054 provided by investing activities during the six months ended June 30, 2006 was primarily due to the use of restricted cash to purchase and prepay for equipment used in our site rollout and fund operational losses. The $1,120,284 used in investing activities during the six months ended June 30, 2005 was primarily due to purchases of property and equipment, less restricted cash released to operations.
Our capital expansion plan includes the installation of our ATE® systems in approximately 13,000 additional parking spaces by March 31, 2007, of which we have completed 1,164 new spaces through June 30, 2006, and 1,608 new spaces are under construction at June 30, 2006. Capital expenditures for these 13,000 spaces are anticipated to be approximately $195 million. We plan to fund this expansion with our available cash and restricted cash, deposits made toward equipment purchases, grant monies already awarded but not yet invoiced, work in process components previously purchased and operating revenues as the additional spaces are placed in service. On a longer term basis, we plan to continue to install our ATE® equipment in nationwide sites and anticipate funding to be generated by the approximately 14,400 spaces we should have in place in nine months.
Financing Activities
The net cash used by financing activities of $27,048 for the six months ended June 30, 2006 included debt financing costs incurred of $135,553 offset by $108,505 from the exercise of stock options. This compares to net cash proceeds from financing activities of $9,200,671 for the six months ended June 30, 2005, which was generated principally from the issuance of preferred stock and notes.
Based on our current operations and cash position, we believe our available cash will be adequate to meet our anticipated requirements for working capital, capital expenditures and lease payments and to fund our nationwide rollout plan for the next 9 to 12 months. We may seek additional financing from time to time in the public sector as well as private debt or equity capital markets. We cannot be certain at this time that we will be successful in obtaining additional financing, if needed or that, if available, any additional financing will be on terms favorable to us.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a significant impact.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has up to one year from the date of adoption of FAS 123(R) to elect to use the simplified method. The Company is in the process of evaluating this FSP and the effect the election would have on the Company’s financial statements.
Critical Accounting Policies, Judgments and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within the Company’s financial statements that require estimation, but are not deemed critical as defined below. The Company believes these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.
Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.
Impairment of Long-Lived Assets. When indicators of impairment are present, the Company evaluates the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets (“SFAS No. 144”). Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of long-lived assets.
Asset Retirement Obligations. The Company’s lease agreements with its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. These obligations represent asset retirement obligations subject to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. We estimate our obligations based on the amount a third party would charge us to perform such activities; historical closure activities provide a basis for those estimates. Inherent in the calculation of asset retirement obligations are assumptions regarding our credit-adjusted risk free interest rate, the rate of inflation and the expected settlement date of the obligation.

Settlement dates generally represent the lesser of the useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
It is possible that actual results, including the amount of costs incurred and the timing of those events, could be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced as we settle these obligations.
Stock-Based Compensation. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and superceded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award.
Since the Company used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, it was required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, the Company continues to account for its nonvested awards outstanding at the date of adoption using the provisions of APB 25; all awards granted, modified or settled after the date of adoption are accounted for using the measurement recognition and attribution provisions of SFAS 123(R).
The adoption of SFAS 123R did not have a material impact on our consolidated results of operations and cash flows, but may in the future. We believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. We do not currently expect to significantly change our various stock-based compensation programs. See Note 3 to the Condensed Unaudited Financial Statements contained in this Quarterly Report on Form 10-QSB for further information regarding our stock-based compensation plans.
We use the Black-Scholes Merton standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future.

The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of the option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for the six months ended June 30, 2006, is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise or forfeiture of those stock-based awards in the future. Some employee stock options may expire worthless, or only realize minimal intrinsic value, as compared to the fair values originally estimated on the grant date and recognized in our financial statements. Alternatively, some employee stock options may realize significantly more value than the fair values originally estimated on the grant date and recognized in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
The guidance in SFAS 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we may adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Item 3. Controls and Procedures
As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon this evaluation and as more fully discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of the period covered by this report in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.
For the year ended December 31, 2005, although we were not at the time subject to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, our lack of appropriate accounting and financial reporting staff was identified as a material weakness in our internal control over financial reporting. Additionally, our lack of formal financial statement close processes and review procedures were also identified as a material weakness in our internal control over financial reporting.
Subsequent to that time, we have begun remediation of our material weaknesses by hiring a new Chief Accounting Officer, a Corporate Controller, a Manager of Financial Reporting and a Manager of Internal Audit. Additionally, we continue to evaluate our staffing needs as circumstances change, including expansion of our operations and preparation for internal control reporting under Section 404 of the Sarbanes Oxley Act of 2002. We also have instituted financial statement close processes and review procedures, which we expect to continue to refine and formalize by December 31, 2006.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
We have been named as a defendant in a proceeding brought in the U.S. District Court for the Eastern District of Tennessee by a former employee alleging primarily that she was subjected to a hostile work environment, was wrongly terminated and subject to various acts of allegedly unlawful discrimination. We deny the allegations and will vigorously defend the lawsuit. The plaintiff is seeking damages in excess of $6.0 million. We expect any loss resulting from this proceeding to be covered by insurance. We are currently in the discovery stage and we cannot predict the outcome of this proceeding at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its Annual Meeting of Shareholders on May 25, 2006, for the following purposes:
•	To elect nine directors, each to serve for terms expiring at the next Annual meeting of Shareholders to be held on June 7, 2007;

•	To ratify the selection of the independent registered public accounting firm for the year ending December 31, 2006.
The following tables show the voting tabulations for the matters voted upon at the Annual Meeting of Shareholders:

	For	Withheld
Election of Directors:
Michael C. Crabtree, President, CEO and Chairman of the Board	50,410,321	31,374,349
David Everhart, COO and Co-Founder	50,410,321	31,374,349
Tom Badgett, CIO, Co-Founder and Secretary	50,410,321	31,374,349
James H. Price, Senior Vice President and General Counsel	50,410,321	31,374,349
Lana Batts	50,410,321	31,374,349
Dan Felton III	50,410,321	31,374,349
Steve Kirkham	50,410,321	31,374,349
David Gill	50,410,321	31,374,349
Thomas (Mack) McLarty	50,410,321	31,374,349
Ratify the Selection of Ernst & Young LLP as the independent registered public accounting firm for the year ending December 31, 2006	50,452,940	31,331,730

Item 5. Other Information
None .
Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2006	By:	/s/ Michael C. Crabtree
Michael C. Crabtree
President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul W. Boyd
Paul W. Boyd
Chief Financial Officer and Treasurer (Principal Financial Officer)