Form 10QSB
period 2006-09-30
IDLEAIRE TECHNOLOGIES CORP
filed 2006-11-14
CIK 1162298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 000-51966
IdleAire Technologies Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	62-1829384

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
410 N. Cedar Bluff Road, Suite 200, Knoxville, Tennessee 37923

(Address of principal executive offices)
(865) 437-3600

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
Yes ☑ No ☐
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2006, the issuer had 48,642,226 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure	Yes	No
Format (Check one):	☐	☑

IdleAire Technologies Corporation
Form 10-QSB
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Condensed Balance Sheets as of September 30, 2006 and December 31, 2005	1
Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005	2
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	3
Notes to Condensed Unaudited Financial Statements	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 – Controls and Procedures	29

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 – Defaults Upon Senior Securities	30

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 5 – Other Information	30

Item 6 – Exhibits	30

Signatures	31

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
IdleAire Technologies Corporation
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$23,920,421	$5,925,600
Accounts receivable	4,978,125	768,204
Accounts receivable — related parties	5,000	5,000
Inventories	822,370	292,710
Prepaid expenses and other current assets	2,103,407	947,615

Total current assets	31,829,323	7,939,129

Restricted cash and investments	79,479,462	202,772,260
Deposits with vendors	25,486,314	232,779
Property and equipment, net	111,411,711	33,252,636
Deferred financing costs, net	29,291,860	29,506,307
Other assets	66,000	82,270

Total assets	$277,564,670	$273,785,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,724,036	$2,641,515
Accrued expenses	4,265,966	1,935,917
Deferred trade revenue	1,163,944	990,165
Deferred grant revenue	1,082,805	1,381,426

Total current liabilities	19,236,751	6,949,023

Deferred grant revenue	8,823,432	5,610,783
Other liabilities	3,129,789	—
Secured convertible notes	100,000	100,000
Senior secured discount notes	225,794,984	201,690,400

Total liabilities	257,084,956	214,350,206

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,349,676	30,349,676
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	49,055,727	49,055,727
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155,254	22,155,254
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,639,159 and 48,533,272 shares issued at September 30, 2006 and December 31, 2005, respectively	48,639	48,533
Stockholder subscription receivable	(925,000)	(925,000)
Treasury stock, 111,111 common shares, at cost	(200,000)	(200,000)
Deferred compensation	—	(96,000)
Additional paid-in capital	52,157,828	51,766,798
Accumulated deficit	(132,162,410)	(92,719,813)

Total stockholders’ equity	20,479,714	59,435,175

Total liabilities and stockholders’ equity	$277,564,670	$273,785,381

See accompanying notes.
The condensed balance sheet as of December 31, 2005 is taken from the audited financial statements at that date.

IdleAire Technologies Corporation
Condensed Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenues:
Basic and premium services, net	$3,726,719	$1,351,412	$6,360,292	$2,816,894
Grant revenues	280,099	403,974	1,197,484	1,355,055
Ancillary product sales	597,351	206,387	1,086,393	381,688
Other revenues	122,616	63,730	296,266	165,437

Total net revenues	4,726,785	2,025,503	8,940,435	4,719,074

Operating expenses:
Direct site operating costs (1)	7,084,169	2,501,430	13,818,888	8,583,597
Depreciation and amortization	2,472,442	1,353,434	5,405,863	4,039,386
Selling, general and administrative expenses	4,089,090	2,835,565	11,625,740	9,025,962
Research and development expenses	35,986	43,350	107,958	196,664
Impairment of long-lived assets	—	—	1,303,885	—
Loss on settlement of asset retirement obligations	—	—	316,807	—
Loss on disposal of fixed assets	347,759	30,114	1,336,382	522,984

Total operating expenses	14,029,446	6,763,893	33,915,523	22,368,593

Loss from operations	(9,302,661)	(4,738,390)	(24,975,088)	(17,649,519)

Interest income	1,672,880	28,139	6,002,985	62,410
Interest expense	(5,985,783)	(75,732)	(20,470,494)	(190,552)

Net loss	$(13,615,564)	$(4,785,983)	$(39,442,597)	$(17,777,661)

(1) Excludes depreciation expense in the amount of $2,241,292 and $1,137,223 for the three months ended September 30, 2006 and 2005, respectively, and $4,776,262 and $3,332,989 for the nine months ended September 30, 2006 and 2005, respectively, reported in a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005

Operating activities
Net loss	$(39,442,597)	$(17,777,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	20,102,862	—
Amortization of deferred financing charges	350,000	—
Depreciation and amortization	5,405,863	4,039,386
Impairment of long-lived assets	1,303,885	—
Accretion of asset retirement obligations	328,042	—
Excess of settlement of asset retirement obligation over related loss	(141,296)	—
Loss on disposal of fixed assets	1,336,382	522,984
Amortization of capital lease obligation	(38,998)	—
Stock-based compensation expense	171,694	16,000
Compensation expense associated with exchange of goods or services for warrants or stock	49,000	16,984
Interest income earned on restricted cash	(5,343,172)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,209,921)	(206,688)
Inventories	(529,660)	(31,106)
Prepaid expenses and other assets	(1,076,388)	(118,399)
Accounts payable	10,082,521	(1,153,717)
Accrued expenses	2,330,049	(1,680,413)
Deferred trade revenue	173,779	389,939
Deferred grant revenue	2,914,028	(373,501)

Net cash used in operating activities	(6,233,927)	(16,356,192)

Investing activities
Purchases of property and equipment	(79,138,160)	(2,970,825)
Increase in deposits with vendors toward equipment purchases, net	(25,253,535)	(34,946)
Restricted cash released to operations	128,635,970	896,907

Net cash provided by (used in) investing activities	24,244,275	(2,108,864)
(continued)

IdleAire Technologies Corporation
Condensed Statements of Cash Flows (continued)
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005

Financing activities
Proceeds from issuance of common stock	—	333
Proceeds from issuance of preferred stock	—	14,636,384
Proceeds from exercise of stock options and warrants	120,026	52,151
Collection of stock subscription receivable	—	220,959
Debt financing costs incurred	(135,553)	(178,352)
Proceeds from borrowing on line of credit	—	3,200,000
Proceeds from notes payable to related parties	—	350,000

Net cash (used in) provided by financing activities	(15,527)	18,281,475

Net increase (decrease) in cash and cash equivalents	17,994,821	(183,581)
Cash and cash equivalents at beginning of period	5,925,600	1,568,727

Cash and cash equivalents at end of period	$23,920,421	$1,385,146

Supplemental non-cash activities
Issuance of anti-dilution warrants as additional debt discount	$146,416	$—
Equipment acquired through capital lease obligation	$1,975,000	$—
Issuance of warrants in satisfaction of accrued compensation	$—	$199,600
Conversion of service vendor accounts payable to preferred stock	$—	$1,500,000
See accompanying notes.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
September 30, 2006
1. Summary of Significant Accounting Policies
Basis of Presentation
IdleAire Technologies Corporation offers comprehensive in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry. The Company provides its Advanced Truck Stop Electrification (ATE®) services at travel centers and truck fleet terminals throughout North America.
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
Grant revenue is recognized as follows: (i) grants with continuing service requirements are recognized on a straight-line basis over the life of the contract; (ii) grants designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment; and (iii) grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant. Deferred grant revenue represents that portion of grant monies billed or received but not yet earned.

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
Leasehold improvements are depreciated over the shorter of useful life or lease term.
Capitalized Leases
During the nine months ended September 30, 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment at no additional cost to the Company, to be received as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. As of September 30, 2006, capitalized lease obligations were $1,936,002 and are included with other liabilities in the accompanying balance sheets.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies (continued)
Asset Retirement Obligations
The Company’s lease agreements with its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. As of September 30, 2006, the Company’s asset retirement obligation was $1,193,787 and is included with other liabilities in the accompanying balance sheets. The asset retirement obligation was not material in prior periods. Key assumptions used to calculate the Company’s asset retirement obligation were (i) 2.5% rate of inflation; (ii) weighted average credit-adjusted risk-free interest rate of 21%; and (iii) weighted average life of obligation of 13 years. Expected settlement dates generally represent the lesser of the useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
Adoption of Statement of Financial Accounting Standards 123(R)
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. For awards with graded vesting, the Company has elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies (continued)
Adoption of Statement of Financial Accounting Standards 123(R) (continued)
The Company recorded $38,550 in stock-based compensation cost during the three months ended September 30, 2006, and $171,694 for the nine months ended September 30, 2006. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations, loss before income taxes and net loss for the nine months ended September 30, 2006, was higher by $147,694 than if the Company had continued to account for share-based compensation under APB 25.
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the estimated fair value of the company’s outstanding shares, the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future.
See Note 3 for further information regarding our stock-based compensation assumptions and expenses.
New Accounting Standards
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on September 15, 2006. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although early adoption of this Statement is permitted, it will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.

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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
2. Property and Equipment
Property and equipment consist of the following:

	September 30,	December 31,
	2006	2005

Revenue-generating equipment	$85,069,967	$32,159,684
Leasehold improvements	784,625	626,977
Furniture and fixtures	519,841	480,457
Data processing equipment and software	4,499,942	3,165,843
Automobiles and motorized equipment	1,020,985	553,211
Service units in process	36,889,229	8,839,686

	128,784,589	45,825,858

Less accumulated depreciation and amortization	(17,372,878)	(12,573,222)

	$111,411,711	$33,252,636

During the nine months ended September 30, 2006 and 2005, the Company capitalized interest of $4,148,138 and $0, respectively, relating to the construction and deployment of new sites.
At September 30, 2006, service units in process includes 26 sites under construction; the expected cost to complete these sites was approximately $700,000 as of September 30, 2006.
At September 30, 2006 and December 31, 2005, deposits with vendors toward purchases of revenue-generating equipment were $25,486,314 and $232,779, respectively.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
2. Property and Equipment (continued)
A summary of depreciation expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Depreciation expense on revenue-generating equipment	$2,241,292	$1,137,223	$4,776,262	$3,332,989
Depreciation expense on non-revenue-generating equipment	224,027	208,779	608,482	686,403

Total depreciation expense	$2,465,319	$1,346,002	$5,384,744	$4,019,392

During the nine months ended September 30, 2006, the Company began full-scale execution of its nationwide site roll-out plan, which included use of funds raised in the 2005 Senior Discount Notes Offering and earmarked for capital expansion of “core sites” meeting our site selection criteria. In addition, we identified and evaluated non-core sites which no longer complied with our new site selection criteria. Based on such evaluations, the Company opened 48 new sites, closed five non-core sites, and determined that two other non-core sites were impaired. During the second quarter of 2006, the Company recorded a $1,303,885 impairment charge, a $316,807 loss on settlement of its asset retirement obligations and wrote off approximately $706,000 of fixed assets associated with these closed or impaired sites. Additionally, based on these evaluations, the Company determined that certain potential sites were no longer viable candidates for site selection and wrote off approximately $233,000 of capitalized site survey costs. The aforementioned write-offs of fixed assets, as well as the disposal of approximately $397,000 in service module components and other miscellaneous fixed assets, are included in loss on disposal of fixed assets in the accompanying income statements for the nine months ended September 30, 2006.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments
Stock Options
On September 1, 2000, the Company adopted the 2000 Stock Option Plan (the Plan) to provide qualified and non-qualified options to employees, directors and consultants of the Company. The Plan provides for options to be granted at an option price equal to or greater than the fair market value of the Company’s common shares as determined by the Board of Directors, to have a term of ten years and to vest on an exercise date as determined by the Board of Directors, generally no sooner than ninety days after the option is granted. The Company has reserved 20,000,000 shares for issuance under this Plan, of which 12,970,786 were available for grant at September 30, 2006.
On April 5, 2006, the Board of Directors approved a new Director Compensation Policy, subject to the 2000 Stock Option Plan. Under the policy, non-employee directors are entitled to receive stock options in addition to cash fees, travel reimbursement, and an annual retainer. Non-employee directors receive options for 10,000 common shares at the first meeting following their initial election to the Board, and options for 10,000 common shares on the date of each subsequent annual shareholder’s meeting. During the nine months ended September 30, 2006, the Company approved the grant of 30,000 options to purchase common shares at $0.82 per share to non-employee directors.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments (continued)
Stock Options (continued)
The Company uses the Black-Scholes Merton model for determining the fair values of options granted and recognizes compensation ratably over the vesting periods. The Company granted 902,075 and 307,541 stock options to employees and directors at a weighted average fair value per share of $0.43 and $1.25 during the nine months ended September 30, 2006 and 2005, respectively, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected term in years	5.6	6.1
Risk-free interest rate	4.9%	4.2%
Expected dividend rate	—	—
Expected volatility	51.7%	—
The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of each option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected term of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost for pro forma disclosures, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for the nine months ended September 30, 2006, is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
To date, the Company has not recorded any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments (continued)
Stock Options (continued)
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0. The Company received $119,595 and $52,151 in proceeds from the exercise of 62,804 and 27,226 employee stock options during the nine months ended September 30, 2006 and 2005, respectively.
The fair value of stock options vested was $309,199 and $451,917 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $280,587 of total unrecognized compensation cost related to nonvested share-based compensation arrangements using the fair value method. This cost is expected to be recognized over a weighted-average period of 2.57 years.
Stock option activity for the nine months ended September 30, 2006 was as follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at January 1, 2006	4,027,829	$1.96
Granted	902,075	0.82
Exercised	(62,804)	1.90
Forfeited	(340,097)	1.94

Options outstanding at September 30, 2006	4,527,003	$1.73	6.58 years	$—

Options exercisable at September 30, 2006	3,529,994	$1.66	5.94 years

As of September 30, 2006, 70,000 options included in the immediately preceding table will vest upon the completion of a successful initial public offering of common stock. The Company will recognize expense on these options at such time that a transaction is consummated based upon the difference between the fair value of stock on the vesting date and the exercise price.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
3. Share-Based Payments (continued)
Stock Warrants
On January 20, 2006, the Company’s Board of Directors approved the execution of a promotion agreement with an artist management company. Pursuant to this promotion agreement, the Company issued warrants to purchase 30,000 shares of the Company’s common stock at $5.00 per share, to the artist management company. The warrants became fully vested as of September 1, 2006 and are exercisable for five years. In connection with the warrants issued pursuant to the promotion agreement, the Company recorded marketing expense of $49,000.
During the nine months ended September 30, 2006, the Company issued warrants to management and others that triggered the anti-dilution provisions contained in the Warrant Agreement by and between the Company and Wells Fargo Bank, N.A., as the Warrant Agent, dated December 30, 2005. Pursuant to the Warrant Agreement, the Company is required to issue 178,556 additional warrants to the holders of Warrants issued on December 30, 2005. As a result, the Company recorded an additional debt discount of $146,416 for the Senior Discount Notes Offering which was consummated in December 2005.
4. Leases
On February 28, 2006, the Company entered into a seven year lease agreement for its corporate headquarters in Knoxville, Tennessee. Annual rent expense associated with this agreement is approximately $467,000. On July 21, 2006, the Company entered into a one year lease to expand its corporate operations. The total base rent obligation for this lease is $90,000.
The Company has signed a number of leasing or licensing agreements with truck stops and other locations which will allow the installation of the Company’s revenue generating equipment at these sites. These agreements generally provide for the payment of rent based on a percentage of revenues generated.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
5. Supply Agreements
For the nine months ended September 30, 2006, the Company issued purchase orders for the purchase of various site equipment components or services totaling $162.3 million. Such arrangements include purchase orders issued to a supplier (who is also a stockholder) for the purchase of site equipment components totaling $68.0 million for the expected development of 13,000 parking spaces. The agreements required a $25.0 million advance from the Company to be paid in five monthly installments beginning in February 2006, of which the Company has paid in full as of September 30, 2006. Also as part of these arrangements, the Company issued purchase orders to another supplier for the purchase of site equipment components totaling $25.5 million. The Company has advanced $4.1 million to this supplier as of September 30, 2006.
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
Business Overview
We provide in-cab heating and air-conditioning, electric power, satellite television, communications, Internet and other services to professional long-haul truck drivers through our patented ATE® system. We believe that our ATE® system is the only commercial idle elimination that provides significant value without imposing additional costs to all of the key participants in the trucking industry. Through September 30, 2006, we have funded the development and commercialization of the ATE® system and our operations with debt, equity, and government grants. Prior to our Senior Discount Notes Offering in December 2005, we raised a total of approximately $113.6 million through the sale of our securities, consisting of $10.5 million of common stock, $30.9 million of Series A Preferred Stock, $49.9 million of Series B Preferred Stock and $22.3 million of Series C Preferred Stock. In December 2005, we raised approximately $234.8 million through the sale of Senior Discount Notes and Common Stock Warrants. A substantial portion of the sale proceeds of the Senior Discount Notes Offering is intended for the nationwide rollout of our ATE® system network. In addition, through September 30, 2006, we have been awarded approximately $53.6 million of grants of which we have received approximately $10.9 million.

During the nine months ended September 30, 2006, we began full-scale execution of our nationwide site roll-out plan, which included use of funds raised in the 2005 Senior Discount Notes offering and earmarked for capital expansion of “core sites” meeting our site selection criteria. In addition, we identified and evaluated non-core sites which no longer complied with our new criteria. Based on such evaluations, we opened 48 new sites and closed five non-core sites.
During the nine months ended September 30, 2006, we added 46 new truck stops, 2 fleet terminals and closed and relocated the equipment from 5 non-core sites, giving us a total of 67 sites at September 30, 2006. The following table summarizes our quarterly site deployment activity during this period:

	Total Sites					New Sites
	Truck	Fleet				Truck	Fleet	Sites
	Stops	Terminals	Other		Total	Stops	Terminals	Closed

Site Analysis

December 31, 2005	21	—	3	[1]	24	—	—	—
January 1 – March 31	1	—	—		1	1	—	—

March 31, 2006	22	—	3		25	1	—	—

April 1 – June 30	12	—	—		12	15	—	(3)

June 30, 2006	34	—	3		37	16	—	(3)

July 1 – September 30	30	2	(2)[2]		30	30	2	(2)

September 30, 2006	64	2	1		67	46	2	(5)

(1)	Included 2 rest stops and 1 distribution center.

(2)	The 2 rest stops were closed and the equipment was relocated.
As of September 30, 2006, our ATE® system was installed in 4,371 parking spaces at 67 locations across 21 states. We have either 10-year or 15-year agreements with three of the four largest national commercial travel center chains for the right to install our patented ATE® system at over 550 different locations. Our capital expansion plan, initiated during the first quarter of 2006, includes the installation of our ATE® system in approximately 13,000 parking spaces by mid-2007, of which we have completed 3,247 new spaces through September 30, 2006. We plan to install our ATE® system in a mix of travel centers and fleet terminals in approximately 35 states.

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
In choosing the travel center sites for our nationwide rollout, we have used the following new site selection criteria for each new core site: (i) a demonstrated supply of parked, resting trucks surveyed at each travel center by counting (at 4 to 6 hour intervals for 3 to 5 days) the number of trucks parked, trucks idling, curtains pulled (i.e. driver’s sleeping), and dropped trailers; (ii) a good layover location with high quality driver amenities such as a 24-hour restaurant, clean showers and laundry facilities; (iii) a minimum of 100 truck parking spaces and installing ATE® in a maximum of 40% of the available parking spaces; (iv) preferentially located in the southern U.S. where hot weather is expected to contribute to a higher demonstrated usage rate; (v) within a non-attainment region and may be subject to existing anti-idling laws; and (vi) within close proximity (i.e. approximately one to two hour driving distance apart) to an existing IdleAire® regional installation site. In building some of our early sites, we have made exceptions where pilot projects were undertaken on a non-commercial basis with public partners or were funded by air quality grants that stipulated the locations where our ATE® systems could be installed. The attractiveness of our service is dependant on the ability of truck drivers to access the service along their routes without additional time and fuel consumption costs. We believe our nationwide rollout plan will provide sufficient coverage and density to make our service attractive to both long-haul truck drivers and fleet owners. At an average travel center consisting of 73 installed spaces, we anticipate capital expenditures of approximately $1.1 million, or about $15,000 a space.
We have designed the ATE® system erection, assembly and installation procedures to minimize or eliminate major disruption of daily business at travel centers. Moreover, the nature of the installation is relatively simple and involves mostly on-site electrical work, since the major components are pre-constructed off-site and shipped to each location for assembly. After the receipt of all necessary permits and approvals, erection and assembly, including the installation of all electrical and communications utilities, takes on average 50 to 60 days. Our ATE® system uses modular components. We outsource the erection, assembly and installation for the deployment of new sites to proven IdleAire construction teams. When installation is complete, the ATE® system is tested and fully commissioned on-site and is also tested remotely.
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
Our nationwide ATE® system rollout plan is focused on major interstate truck traffic corridors in approximately 35 states across the United States. We plan to use substantially all of the $201.6 million of net proceeds we received from the Senior Discount Notes Offering to install our ATE® system.

We generate revenues from the sale of basic and premium services, sale of ancillary products and government grant monies earned as well as from other sources.
•	Basic and premium services. Basic services include HVAC and shore power electricity, basic satellite television (20 channels), unlimited local telephone and Internet access. Our basic services are charged hourly, with a one hour minimum – the retail rate per hour for basic services was $2.18 as of September 30, 2006, with an approximate 15% discount for fleets and gold members. To obtain the discount rate for basic services, a fleet company must sign a fleet contract. Premium services include premium satellite television (46 channels), movies-on-demand, Ethernet or wireless based Internet access, unlimited long distance telephone service, and driver training modules. These services are generally sold in packages or blocks of time. For the nine months ended September 30, 2006 and 2005, revenues from basic and premium services accounted for 71.1% and 59.7% of our total net revenues, respectively.

•	Amortization of grants. As of September 30, 2006, we have been awarded approximately $53.6 million in grant assistance from governmental agencies of which we have received $10.9 million. For the nine months ended September 30, 2006 and 2005, revenues from grant amortization accounted for 13.4% and 28.7% of our total net revenues, respectively.

•	Ancillary products. Ancillary products include window adaptors, computer accessories including keyboards, Ethernet and Wi-Fi cards and remotes, coaxial and power cables, telephones and annual Gold Card memberships. The Gold Card membership allows members to purchase our products and selected services at a discount. Any driver may purchase a gold membership for $10 which is effective for 6 months. For the nine months ended September 30, 2006 and 2005, revenues from sale of ancillary products accounted for 12.2% and 8.1% of our total net revenues, respectively.

•	Other revenues. Other revenue consists primarily of advertising sales and service fees. For the nine months ended September 30, 2006 and 2005, other revenues accounted for 3.3% and 3.5% of our total net revenues, respectively.
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

Results of Operations
The following table summarizes our operations for the nine months ended September 30, 2006 and 2005:

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Total Net	September	Total Net
	2006	Revenues	30, 2005	Revenues

Statements of Operating Data:

Net revenues:
Basic and premium services, net	$6,360,292	71.1%	$2,816,894	59.7%
Grant revenues	1,197,484	13.4	1,355,055	28.7
Ancillary product sales	1,086,393	12.2	381,688	8.1
Other revenues	296,266	3.3	165,437	3.5

Total net revenues	8,940,435	100.0	4,719,074	100.0

Operating expenses:
Direct site operating costs (1)	13,818,888	154.6	8,583,597	181.9
Depreciation and amortization	5,405,863	60.5	4,039,386	85.6
Selling, general & administrative expenses	11,625,740	130.0	9,025,962	191.3
Research and development expenses	107,958	1.2	196,664	4.2
Impairment of long-lived assets	1,303,885	14.6	—	0.0
Loss on settlement of asset retirement obligation	316,807	3.5	—	0.0
Loss on disposal of fixed assets	1,336,382	14.9	522,984	11.0

Total operating expenses	33,915,523	379.3	22,368,593	474.0

Loss from operations	(24,975,088)	279.3	(17,649,519)	374.0
Interest income (expense), net	(14,467,509)	(161.8)	(128,142)	(2.7)

Net loss	$(39,442,597)	441.1%	$(17,777,661)	376.7%

(1) Exclusive of depreciation and amortization expense, presented in a separate caption
Total net revenues. Total net revenues increased $4,221,361, or 89%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, principally due to increases in revenues from basic and premium services and ancillary product sales, as follows:
•	Basic and premium services, net. Basic and premium services, net, increased $3,543,398 or 126%, due principally to the following developments from the nine months ended September 30, 2005 to the nine months ended September 30, 2006: (i) the average number of ATE®-equipped spaces available for rent increased 56% from 1,319 spaces to 2,054 spaces; (ii) total hours of usage increased 82% from 1,806,672 hours to 3,293,039 hours; (iii) year-to-date occupancy increased from 22.0% to 24.6%; and (iv) average prices on basic services increased 19%. Additionally, customer price discounts were more heavily utilized for the nine months ended September 30, 2005 to promote system usage. Customer discounts represented 20% of total net revenues, or $947,293, for the nine months ended September 30, 2005 but declined to 12% of total net revenue, or $1,049,720, for the nine months ended September 30, 2006.

•	Ancillary product sales. Ancillary product sales increased $704,706, or 185%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The amortization of gold membership sales contributed $282,818 to this increase while adapter sales contributed $289,689.
Operating expenses. Operating expenses increased $11,546,930, or 52%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due principally to increases in direct site operating costs, selling, general and administrative expenses and other losses associated with impairing, retiring or disposing of long-lived assets, as follows:
•	Direct site operating costs. Direct site operating costs increased $5,235,291, or 61%, from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, but declined as a percentage of net revenues from 182% to 155% during those same periods. As job duties became better defined and the number of repeat customers continued to increase, we were able to reduce staffing at each of our sites; accordingly, site-level salaries and benefits decreased from 110% of total net revenues, or $5,189,015, for the nine months ended September 30, 2005 to 81%, or $7,247,184, of total net revenues, for the nine months ended September 30, 2006. With the increase in number of sites deployed, there were year-to-date expense increases in (i) occupancy and equipment of $1,518,876; (ii) marketing of $206,397; (iii) travel and entertainment of $443,307; (iv) site property taxes of $140,122; and (v) asset retirement obligation cost of $328,042.

•	Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,599,778, or 29%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, but declined as a percentage of net revenues from 191% to 130% during those same periods. This increase was due primarily to increases in corporate salaries and related benefits of $1,501,396 associated with increased headcounts, occupancy and equipment costs of $673,171, travel costs of $233,544, and property and franchise taxes of $488,193. These increases were partially offset by a net year-to-date period decrease in accounting and professional consulting, and temporary labor costs of $676,488.

•	Impairments, Disposals and Site Closures. During the nine months ended September 30, 2006, the Company began full-scale execution of its nationwide site roll-out plan, which included use of funds raised in the 2005 Senior Discount Notes Offering and earmarked for capital expansion of “core sites” meeting our site selection criteria. In addition, we identified and evaluated non-core sites which no longer complied with our new site selection criteria. Based on such evaluations, we opened 48 new sites, closed five non-core sites, and determined that two other non-core sites were impaired.

As a result of these actions, we recorded a $1,303,885 impairment charge, a $316,807 loss on settlement of asset retirement obligations and wrote off approximately $706,000 of fixed assets associated with these closed or impaired sites. Additionally, based on these evaluations, we determined that certain potential sites were no longer viable candidates for site selection and wrote off approximately $233,000 of capitalized site survey costs. The remaining, approximate $397,000 of disposals recorded through the nine months ended September 30, 2006 were service module components and other miscellaneous items in the normal course of business. For the nine months ended September 30, 2005, we recorded a $522,984 loss on disposal, related principally to service module disposals.
Interest income (expense), net. Interest income increased from $62,410 for the nine months ended September 30, 2005 to $6,002,985 for the nine months ended September 30, 2006, as average investments increased as a result of the proceeds received from the December 30, 2005 Senior Discount Notes Offering. Interest expense also increased from $190,552 for the nine months ended September 30, 2005 to $20,470,494 for the nine months ended September 30, 2006 primarily due to interest associated with the Senior Discount Notes Offering, offset by $4,148,138 of capitalized interest.
Liquidity and Capital Resources
In December 2005, we raised approximately $234.8 million in gross proceeds through the sale of Senior Discount Notes and Common Stock Warrants (the “Senior Discount Notes Offering”); of the $207.6 million of net proceeds, $201.6 million was held in an escrow account and $6.0 million paid to the Company at closing as reimbursement for certain transaction-related expenses. All funds were distributed on the day of closing – December 30, 2005.
A substantial portion of the sale proceeds of the Senior Discount Notes Offering is being used for the nationwide rollout of our ATE® system network. In addition, through September 30, 2006, we have been awarded approximately $53.6 million of grants of which we have received approximately $10.9 million. As of September 30, 2006, we had cash and cash equivalents of $23,920,421 and restricted cash and investments of $79,479,462. The disbursement agreement stipulates initial disbursement amounts will be held in a disbursement account until the funds are needed from time to time to pay for the development, construction and operation of facilities and general corporate and other operating expenses of the Company. Subject to certain exceptions, the disbursement agent will authorize the disbursement of funds from the disbursement account upon a disbursement request containing certain certifications and identifying the purposes to which the requested funds will be applied following disbursement. The disbursement agreement allows two disbursements a month; one in the form of a facilities disbursement and one in the form of an advance disbursement, which is limited to $10.0 million per request.

Cash Flows
Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, as follows:
•	Our business is currently somewhat seasonal, with peak usage in the summer and winter months. Accordingly, this may create variability in our cash receipts from sales to customers between periods, depending on the severity of weather patterns. We believe our network expansion and increasing fleet acceptance could reduce this seasonality in future periods. Additionally, customers frequently purchase branded member cards and assorted prepaid plans for future use. As of September 30, 2006, we have deferred recognition of such associated trade revenue of approximately $1.2 million to future periods.

•	Through September 30, 2006, we have been awarded approximately $53.6 million in grants of which we have received cash of approximately $10.9 million. Of the total cash received, we have deferred recognition of $9.9 million of related revenue to future periods. Of the remaining $42.7 million in grant monies not yet received, such amounts will be collectible as additional sites are constructed. However, there can be no assurances that all amounts will be collected. In addition, we plan to continue our efforts to pursue other grant opportunities.
Our operating cash outflows consist principally of site operating costs and selling, general and administrative expenses. Such costs currently exceed operating cash inflows. Our site operating costs generally vary directly with site operating revenues, with the exception of salaries and benefits and depreciation of our revenue-generating equipment.
We historically have satisfied our working capital requirements primarily through sales of equity and debt securities. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Nine Months Ended
	September 30,
	2006	2005

Activity:
Operating activities	$(6,233,927)	$(16,356,192)
Investing activities	24,244,275	(2,108,864)
Financing activities	(15,527)	18,281,475

Net increase (decrease) in cash	$17,994,821	$(183,581)

Operating Activities
The net cash used in operating activities of $6,233,927 during the nine months ended September 30, 2006 and the use of cash of $16,356,192 during the nine months ended September 30, 2005 is due principally to our site operating expenses and selling, general and administrative expenses exceeding revenues. The change between periods is due to an increase in customer receipts of approximately $3.0 million, an increase in grant collections of approximately $0.3 million and a reduction of cash expended for operating activities totaling approximately $6.0 million.
Investing Activities
The $24,244,275 provided by investing activities during the nine months ended September 30, 2006 was primarily due to the use of restricted cash to purchase and prepay deposits on for equipment used in our site rollout and fund operational losses. The $2,108,864 used in investing activities during the nine months ended September 30, 2005 was primarily due to purchases of property and equipment, less restricted cash released to operations.
Our capital expansion plan includes the installation of our ATE® systems in approximately 13,000 parking spaces by mid-2007, of which we have completed 3,247 new spaces through September 30, 2006, and 1,764 new spaces are under construction as of September 30, 2006. Capital expenditures for these 13,000 spaces are anticipated to be approximately $195 million. We plan to fund this expansion with our available cash and restricted cash, deposits made toward equipment purchases, grant monies already awarded but not yet invoiced, work in process components previously purchased and operating revenues as the additional spaces are placed in service. On a longer term basis, we plan to continue to install our ATE® equipment in nationwide sites and anticipate funding to be generated by the approximately 14,400 spaces we should have in place by mid-2007.
Financing Activities
The net cash used by financing activities of $15,527 for the nine months ended September 30, 2006 included debt financing costs incurred of $135,553 offset by $120,026 from the exercise of stock options and warrants. This compares to net cash proceeds from financing activities of $18,281,475 for the nine months ended September 30, 2005, which was generated principally from the issuance of preferred stock and notes, and borrowing on a bank line of credit.
We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and grow our operations. As of September 30, 2006, our accumulated deficit was $(132.2) million and we had cash, cash equivalents and restricted cash and investments of approximately $103.4 million. Our goal is to increase our sales volume and revenues to gain scale of operation and to drive cost reductions, which we believe will allow us to reach profitability.
We believe we have sufficient cash and availability to meet our funding requirements at least through 2007. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue debt securities. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on September 15, 2006. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although early adoption of this Statement is permitted, it will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating what impact, if any, this new standard may have on our financial statements.
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
Stock-Based Compensation. On January 1, 2006, the Company adopted the provisions of SFAS 123(R), which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award.
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

We use the Black-Scholes Merton standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the estimated fair value of the Company’s outstanding shares, the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future.
The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of the option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for the nine months ended September 30, 2006, is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1	First Amendment to Senior Management Agreement by and between the Company and David Everhart, dated October 31, 2006

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006	By:	/s/ Michael C. Crabtree

Michael C. Crabtree
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul W. Boyd

Paul W. Boyd
Chief Financial Officer and Treasurer
(Principal Financial Officer)