Form 10KSB
period 2006-12-31
IDLEAIRE TECHNOLOGIES CORP
filed 2007-04-02
CIK 1162298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51966
IdleAire Technologies Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	62-1829384

(State or other jurisdiction of incorporation or	(IRS Employer
organization)	Identification No.)
410 N. Cedar Bluff Road, Suite 200, Knoxville, Tennessee 37923

(Address of principal executive offices)
(865) 437-3600

(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
Series A Convertible Preferred Stock, par value $0.001 per share
Series B Convertible Preferred Stock, par value $0.001 per share
Series C Convertible Preferred Stock, par value $0.001 per share
Common Stock, par value $0.001 per share

(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑      No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐     No ☑
State issuer’s revenues for its most recent fiscal year. $13,977,225
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (                    N/A                    )
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.         Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2007, the issuer had 48,662,062 shares of common stock, par value $0.001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s proxy statement relating to the Annual Meeting of Stockholders to be held on May 10, 2007.

Transitional Small Business Disclosure
Format (Check one):	Yes	☐	No	☑

Item 1. Description of Business.
Overview
IdleAire Technologies Corporation is the leading provider of in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry through its patented advanced travel center electrification, or ATE® system. Currently, long-haul truck drivers idle their trucks during federally-mandated resting periods to maintain comfortable in-cab temperatures, provide electric power, keep fuel from freezing and warm the engine block in extremely cold weather. However, the practice of idling has come under pressure as fleet owners are increasingly concerned about fuel usage, engine wear and driver sleep deprivation. In addition, many states have sought to ban idling because of the extensive air pollution. We provide our service at a cost that is significantly less than the cost of diesel fuel burned during idling. We believe that our ATE® system is the only commercial idling-reduction alternative that provides significant value to all key stakeholders in the trucking industry without imposing additional costs:
(1)	Fleet owners save money from reduced fuel cost, maintenance expenses and engine wear; additionally, fleets enjoy the benefits of a driver recruitment and retention tool.

(2)	Travel center operators realize a new and significant revenue stream with no capital outlay since they receive lease consideration from us; our ATE® technology has been endorsed by travel center associations and franchisees of national travel center chains.

(3)	Truck drivers enjoy a quieter, cleaner resting environment with a clean supply of heat, air and many of the “creature comforts” of a private home, including convenient communication and entertainment options such as internet access, cable television and pay-per-view movies.

(4)	Communities and the environment benefit from (i) improved highway safety as a result of reduction of truck drivers’ sleep deprivation and (ii) better air quality as a result of decreased noxious emissions. Through December 31, 2006, we estimate that our ATE® system has eliminated approximately 113,705 metric tons of air emissions over its lifetime use.
We were incorporated in the State of Delaware on June 20, 2000 and, until 2003, were in the development stage. During the development stage, we established our financial and operational plans, raised capital through the sale of common and preferred stock, refined our prototype service platform for installation at travel centers, established contacts with potential customers, acquired equipment and premises and hired and trained employees. We began to operate our business in 2003.
In December 2005, we raised $234.8 million through a discount note and warrant offering, the net proceeds of which are being used to fund the expansion of our ATE® system network throughout the United States, and to fund interim operating losses. We establish our service facilities at travel centers, truck stops, fleet terminals and other locations nationwide. As of December 31, 2006, our ATE® system was installed in 6,559 parking spaces at 99 locations across 26 states, and we had provided more than 10.4 million hours of service.
Our Strengths
Compelling Value Proposition. We believe that our ATE® system is the most cost-effective commercial idling-reduction alternative on the market, providing benefits for all relevant stakeholders:
(1)	Benefits for Fleet Owners. Truck fleets operate in a low margin business environment and as such, fleet owners are increasingly concerned with their profitability and, in particular, the cost of diesel fuel. Our ATE®system eliminates the need for idling during federally-mandated resting periods for drivers, saving approximately one gallon of diesel fuel per hour of idling and reducing engine wear and maintenance expense. In addition to reducing idling fuel costs, our ATE® system allows fleet owners to (i) improve driver turnover, which has historically exceeded 100% annually, and related recruiting costs; (ii) enable remote driver safety training; and (iii) improve communication between fleet owners and drivers.

(2)	Benefits for Travel Center Operators. Our ATE® system provides travel center operators a new and significant revenue stream without any additional investment or operating expense. Travel center operators provide truck parking spaces as an inducement to purchase fuel, restaurant meals, truck maintenance, showers, laundry and other retail products. Currently, few travel centers charge for parking spaces.

Under our arrangements with travel centers, they receive lease consideration from us. We believe that the installation of our ATE® system will result in higher occupancy at travel centers, generating more customer traffic and increasing the potential for higher margin retail sales for the travel center operators. Additionally, many travel center operators have found that the parking lot redesign associated with an ATE® installation results in better traffic flow and less parking lot accidents.

(3)	Benefits for Truck Drivers. Our ATE® system allows drivers to enjoy in-cab “creature comforts” and other services during federally-mandated resting periods. Under the Department of Transportation’s, or DOT’s, “hours of service rule,” truck drivers are required to rest a minimum of 10 hours after driving a maximum of 11 hours. By using our ATE® system, a driver can park in a quieter area and breathe temperature controlled, filtered and UVC light treated cleaner air, relax from the stress of driving on congested highways with “just in time” freight delivery, rest better over longer periods of time away from home and communicate better with friends and family with the many home conveniences (i.e. satellite TV, Internet access, on-demand movies) in the privacy of their cab. In addition, our ATE® system creates easier parking in low light conditions, late at night after a long day which reduces truck accidents at travel centers and their inherent income reducing downtime.

(4)	Benefits for Communities and the Environment. The reduction of idling by truck drivers will significantly reduce air pollution, conserve energy and promote highway safety. Air emissions resulting from idling significantly impact regional air quality and the ability of local communities to comply with the EPA’s National Ambient Air Quality Standards. We believe that the use of our ATE® system will also provide significant highway safety benefits. The substantial public benefits of our ATE® system have been validated by the grants that have been awarded to the Company over the past six years by the Department of Transportation, the Department of Energy, and various state and local agencies. We were also given the 2003 EPA Clean Air Excellence Award.
Strong Relationship with Travel Center Operators. We have long-term agreements with travel center owners and operators and three of the four largest national commercial travel center chains for the right to install ATE®-equipped parking spaces at over 600 different locations. These key locations at major interstate interchanges and along high volume travel routes help ensure our access to a majority of the long-haul trucks in the nation, and are critical to our plan to build a nationwide ATE® system network. In addition, many travel center operators have responded to driver requests to establish no idling “quiet” zones in their parking lots so that truck drivers can rest comfortably while using our ATE® systems and services without the aggravation of truck idling noise and fumes in close proximity to their truck. These “quiet” zones are now being designed as part of the new ATE®-equipped travel center installations.
Significant Barriers to Entry. Our first-mover advantage, intellectual property and agreements with fleet owners create significant barriers to entry. We are the first company to develop a unique, commercially viable solution for travel center electrification. We believe we have gained a significant competitive advantage by creating a recognizable brand in the trucking industry and changing the way professional drivers rest and sleep in their long-haul trucks.

(1)	Capital-Intensive Industry. We spent five years and over $100 million developing, engineering, testing and refining our service delivery module and proprietary software interface and installing our first 24 sites. In addition, we raised approximately $234.8 million in 2005 through the sale of discount notes and warrants, the proceeds of which allow us to commence implementation of a nationwide expansion of our ATE® system network.

(2)	Intellectual Property. We have been issued two patents by the U.S. Patent and Trademark Office that provide broad protection of our product. In November 2002, we were issued a patent to protect our business of providing convenience services to a stationary vehicle allowing the vehicle to conserve fuel and reduce noise and particulate matter emissions by shutting off the engine. This patent has coverage in the United States and will expire in February 2020, subject to payment of customary maintenance fees. We currently have pending patent applications to expand this patent coverage in Canada and Mexico.

In March 2004, we were issued a patent in the United States that protects our system for delivering services, including features allowing for remote equipment management. This patent has coverage in the United States and will expire in September 2022, subject to payment of customary maintenance fees. We currently have pending patent applications to expand this patent coverage in Australia, Brazil, Canada, China, Costa Rica, Israel, Japan, Mexico and the European Union. Additionally, we have applied for other patents seeking to broaden patent coverage of our technology.

We also have three registered service marks that have been issued in the United States: IdleAire®, ATE® and ATE Advanced Travel Center Electrification®.

(3)	Contractual Customer Base. We have agreements with over 1,900 fleets pursuant to which fleet owners pay for the basic services we provide their truck drivers. Adoption and payment of our basic services by fleet owners promotes usage of our ATE® systems.
Proprietary Solution Addressing a Large, Untapped Market Opportunity. Owners and drivers of the approximately 1.3 million diesel trucks with sleeper cabs that are used in long-haul service represent our primary market. We estimate that many of these trucks idle a significant percentage of their useful life. Long-haul truck drivers regularly park and idle for extended periods at travel centers, fleet terminals, distribution centers, seaports, border crossings, transfer locations and rest areas along interstate highways and turnpikes. We have chosen to focus the deployment of our ATE® systems initially on the approximately 232,800 parking spaces nationwide in approximately 2,200 commercial travel centers with a minimum of 50 parking spaces. Additionally, we completed two fleet terminal installations in 2006.
Evolving Regulatory Environment. The Environmental Protection Agency (“EPA”) estimates that idling by long-haul trucks contributes 11 million tons of carbon dioxide, 180,000 tons of oxides of nitrogen and 5,000 tons of particulate matter into the air annually. Air emissions resulting from idling significantly impact regional air quality and the ability of local communities to comply with the EPA’s national air quality standards. Many states have anti-idling laws and regulations that are designed to reduce air pollution from emissions. However, anti-idling regulations historically have not been enforced partly because no alternatives to idling were available. This practice is changing as pressure from environmental and energy conservation regulatory agencies continue to increase. The reduction of idling by truck drivers will significantly reduce air pollution, conserve energy and promote highway safety.
Experienced and Proven Management Team. Our senior management team has significant experience in high growth companies including the areas of operations, finance, manufacturing, construction, network operations, customer support and sales and marketing. Several of our senior management members previously worked together in the creation, growth, operation and sale of a large Internet service provider and have a demonstrated capacity for managing larger, high growth organizations. Additionally, members of the management team played key roles in two initial public offerings, have successfully managed high growth companies and have had significant experience in the transportation, trucking and travel center industries.
Our Strategy
Build and Operate a Nationwide ATE® System Network. We believe that an expansion of our ATE® network will strengthen our appeal and accelerate the use of our products and services by fleet owners, travel center operators and truck drivers nationwide. Our strategy is to install our systems conveniently located and at locations at a density so drivers can plan their resting periods at our sites.

For the initial nationwide expansion of our ATE® system network, we have strategically targeted high traffic travel centers located along major interstate highways with a minimum of 100 parking spaces, and that provide high quality driver amenities, have a good layover location, are located within an EPA non-attainment region, and have close proximity to one of our existing regional installation sites. Upon completion of our nationwide ATE®system network build-out, we believe there will be ATE®-equipped sites within two-hour driving intervals on a significant portion of the major truck routes in the U.S.
Expand Long-Term Agreements for Truck Idling Locations. We have secured parking spaces through agreements with travel center owners and operators and three of the four largest travel center chains: TravelCenters of America, Petro Stopping Centers and Pilot Travel Centers. We will seek to continue to secure additional parking spaces by entering into long-term agreements with operators of commercial travel centers, fleet terminals and other locations where trucks park and idle.
Continue to Attract Truck Fleet Owners. We provide a compelling value proposition to fleet owners including a cost of basic services below the cost of diesel fuel burned during idling, reduced engine wear and maintenance, driver safety training and education, driver recruitment and retention benefits, reduced truck stop accidents and discounted pricing on our basic services. We estimate that there are approximately 85,000 long-haul fleet operators, with approximately 1.3 million long-haul trucks with sleeper cabs nationwide. We have agreements with fleet owners under which we provide our basic services to their truck drivers. To strengthen our appeal and accelerate the use of our products and services by truck drivers, we plan to continue to market our services to fleet owners, including an account management strategy focused on market penetration and system usage.
Focus on Customer Service and Target Marketing Efforts at Truck Drivers. Truck drivers are the end-users of our ATE®systems. Every day, they are the ones who make the ultimate purchasing decision to park their trucks at one of our ATE®-equipped locations and if so, what services to purchase. We will continue to train our site representatives and customer support staff to provide only top quality customer service. We will target our on-site marketing efforts to educate truck drivers on the obvious benefits of using our ATE®systems to enhance occupancy rates and hours of usage.
Continue to Seek Grant Funding. Significant government grants continue to be available to companies that aid in air pollution reduction, energy conservation and highway safety. Due to the significant public benefits of our ATE® systems, we have historically been successful in obtaining government grants. Through December 31, 2006, we have invoiced over $17.3 million in cumulative-to-date grants, including grants for reimbursement of the capital costs incurred for installation of our ATE® systems. Much of our current grant funds come from the Department of Transportation’s (“DOT”) Congestion Mitigation and Air Quality (CMAQ) program and are driven by regions currently in non-attainment status exploring innovative means to avoid the EPA’s economic development and highway construction fund regulatory sanctions. Advanced Travel Center Electrification is more cost effective than all but one of the technology categories reviewed in an examination of the CMAQ program. Only Inspection and Maintenance Programs (which identify high-emission vehicles and force repairs, retrofits, or vehicle scrapping) are more cost-effective.
Our Product
We provide basic services that include in-cab heating and air-conditioning, electric power, satellite television, Internet access, local telephone, customer support and other services. We charge our customers an hourly rate which is subject to periodic adjustments. We believe that our hourly rate will continue to represent significant savings over the fuel consumed, engine wear and maintenance costs from engine idling. In general, the high price of diesel will only aid in the acceleration and acceptance of our ATE® systems. We also offer drivers premium services, such as movies-on-demand, premium satellite television, high-speed Ethernet and wireless Internet access and long distance telephone service at an additional charge. Premium services available to fleet owners include computer-based driver training courses providing ongoing safety training and highway accident litigation risk management. We also sell ancillary products, such as window adapters, coaxial cables and computer accessories.

Our ATE® system consists of an in-cab service module that is connected via a reinforced flexible hose to an energy efficient external heating, ventilation and air-conditioning unit mounted on an overhead truss.
Drivers can easily connect the service module to their truck cab window with our inexpensive, impact resistant plastic window adapter. The service module includes a Pentium-class microcomputer with a touch screen and color liquid crystal display (LCD), filtered air supply and return vents, satellite television connection, USB connections for computer accessories and two internal and two external 120 VAC electrical outlets, which can be used for electric shore power and fuel and engine block heating. Once the service module has been inserted into the window adapter and the driver has logged in using a credit card, fleet card, prepaid card or an IdleAire® membership card, the driver can control all of the functions of the system from a simple, easy-to-use touch screen computer. The ATE® system’s HVAC unit uses a compact, commercial grade compressor and strip heater designed to operate at minimal cost and provide dependable operation over a wide range of climates and weather conditions. Each individual ATE® unit is connected to our nationwide, secure, proprietary network, allowing us to operate remotely our on-site ATE® systems, providing payment processing, trouble-shooting and customer service 24 hours a day, seven days a week.
Our travel center locations and fleet terminals are staffed 24 hours a day, seven days a week by a team of site representatives to sell our services to professional drivers, train drivers on the system’s operation and solve driver issues. In addition, site representatives are an integral part of our customer service team and perform customer support tasks requested by our call center, as well as daily preventative maintenance to minimize any unscheduled service calls.
Our Expansion Plan
Our ATE® network expansion plan includes site selection, securing commitment of additional travel center partners, design and approval of site layouts, supply chain procurement of site-specific materials, construction, site acceptance testing, staffing and training. Travel center personnel positions include regional managers, area managers, site supervisors, floating supervisors and site representatives. We use a remote staffing model to hire employees for each location primarily utilizing internet job boards, colleges, technical schools, and local workforce development offices for sourcing.
In choosing the travel center sites for our expansion plan, we have used the following site selection criteria for each new “core” site: (i) a demonstrated supply of parked, resting trucks surveyed at each travel center by counting (at 4 to 6 hour intervals for 3 to 5 days) the number of trucks parked, trucks idling, curtains pulled (i.e. driver’s sleeping), and dropped trailers; (ii) a good layover location with high quality driver amenities such as a 24-hour restaurant, clean showers, laundry facilities, etc.; (iii) a minimum of 100 truck parking spaces and installing ATE® in a maximum of 40% of the available parking spaces; (iv) preferentially located in the southern U.S. where hot weather is expected to contribute to a higher demonstrated usage rate; and (v) within close proximity (i.e. approximately one to two hour driving distance apart) to an existing IdleAire® regional installation site. In building some of our early sites, we have made exceptions where pilot projects were undertaken on a non-commercial basis with public partners or were funded by air quality grants that stipulated the locations where our ATE® systems could be installed. The attractiveness of our service is dependant on the ability of truck drivers to access the service along their routes without additional time and fuel consumption costs. We believe our expansion plan will provide sufficient coverage and density to make our services attractive to both long-haul truck drivers and fleet owners. At an average size travel center consisting of 70 installed spaces, we anticipate capital expenditures of approximately $1.1 million, or about $15,000 a space.
We have designed the ATE® system erection, assembly and installation procedures to minimize or eliminate major disruption of daily business at travel centers. Moreover, the nature of the installation is relatively simple and involves mostly on-site electrical work, since the major components are pre-constructed off-site and shipped to each location for assembly. After the receipt of all necessary permits and approvals, erection and assembly, including the installation of all electrical and communications utilities, takes on average 50 to 60 days. Our ATE® system uses modular components. We outsource to third-party suppliers the manufacture and assembly of our ATE® systems. We use proven in-house construction teams for the deployment of new sites. When installation is complete, the ATE® system is tested and fully commissioned on-site and is also tested remotely.
Our initial expansion has been targeted toward travel center locations; however, in order to reach the approximately 1.3 million of parked long-haul truck drivers idling each day, we will also continue to install our ATE® systems at fleet terminals, and explore the installation at sea ports, distribution centers, border crossings and other “congregation points” for truck drivers hauling goods for one or more companies.

Fleet terminals are positioned nationwide and generally are used by fleet owners for maintenance, refueling, “hours of service” resting, safety training, dispatch logistics, driver recruiting and customer service. At December 31, 2006, our ATE® system was operating in two fleet terminals.
Regulatory Environment
We believe the following government mandates and regulations will continue to fuel growing demand for our systems and services.
DOT’s Hours of Service Rule
Effective October 1, 2005, the DOT’s Federal Motor Carrier Safety Regulations require property carriers and commercial motor vehicle drivers to obtain necessary rest and restorative sleep while they are on extended duty, which we refer to as the “hours of service rule.” In summary, the hours of service rule provides that:
(1)	Drivers must rest 10 or more consecutive hours after driving 11 hours in any 14-hour on-duty window;

(2)	The 14-hour on-duty window may not be extended with off-duty time for meal and fuel stops;

(3)	There is a prohibition on driving after being on duty 60 hours in 7 consecutive days, or 70 hours in 8 consecutive days, but drivers can “restart” the 7/8 day period anytime a driver has 34 consecutive hours off duty; and

(4)	Commercial motor vehicle drivers using the sleeper berth provision must take at least 8 consecutive hours in the sleeper berth, plus 2 consecutive hours either in the sleeper berth, off duty, or any combination of the two.
The Clean Air Act Amendments of 1990
Among other things, the Clean Air Act Amendments of 1990 authorize the EPA to set emission standards for the country, called National Ambient Air Quality Standards, or NAAQS. The NAAQS limit the allowable concentrations of the following “criteria pollutants” in outdoor air: ozone, sulfur dioxide, particular matter, lead, nitrogen oxide and carbon monoxide. The EPA, or any state with delegated authority by the EPA, enforces the minimum standards set in the NAAQS. If an area does not meet the NAAQS for a particular pollutant, it is designated as a “non-attainment” area. Once an area is designated as non-attainment, a state implementation plan, or SIP, must be submitted to the EPA detailing the actions, stationary source control measures and schedule to reduce the levels of criteria pollutants that cause the state or region to be within the “non-attainment” category. The SIPs require EPA approval, although states retain discretion as to how best to achieve the NAAQS. A state or locality may suffer severe penalties if it fails to achieve the emission reductions specified in the SIP. Such penalties or sanctions include limiting business/industry expansion and withholding federal highway and other funding which could adversely affect the local economy. After the EPA approves the SIP, a state’s emission control strategies are incorporated into “air operating permits” issued for all major sources of air pollution, which contribute to the area’s non-attainment designation. If the EPA rejects a state’s SIP, and the state does not satisfactorily revise it, the EPA is authorized to develop its own air quality plan, a Federal Implementation Plan or FIP, for the state. A FIP typically includes more aggressive emission control strategies than those cited in the rejected SIP.
If a new source of air pollution is built or an existing source is modified in a way that increases, or has the potential to increase, emissions, a “new source” permit may need to be obtained to ensure that the emissions will not degrade clean air areas or interfere with plans to “attain” the NAAQS in non-attainment areas. Facilities with either new or modified sources must control emissions through the use of “best available control technology” or “lowest achievable emission rate,” depending on the location of the source. A facility attempting to meet these standards must comply with the “new source” permitting requirements (including installation of appropriate emission controls and acquiring emission off-sets).

Certain provisions of the Clean Air Act Amendments encourage the use of market-based principles in the SIP, such as emission banking and/or trading of certain criteria pollutants, as a control measure to assist in achieving attainment of a NAAQS or to meet emission off-set requirements in permitting a facility’s new or modified sources of air emissions. A facility can purchase emission reduction credits from a state emissions bank or market trading system to meet the new source permitting emissions off-set requirements.
State Anti-Idling Regulations
The current state anti-idling laws and regulations are designed to reduce air pollution from emissions. Historically, anti-idling regulations have not been enforced partly because no alternatives to idling were available. This practice is changing as pressure from environmental and energy conservation regulatory agencies continue to increase.
Suppliers
Suppliers of the more significant ATE® components include the following: (i) Eaton Electrical for intelligent truss manufacture and assembly; (ii) Epic Technologies for service module assembly; (iii) Guangzhou Hong Shan Refrigeration Technology for HVAC units manufacture; (iv) Cisco Systems for networking and information technology components; (v) DirecTV for satellite TV; and (vi) LodgeNet for movie content.
Research and Development
We have made substantial investments in research and development of our ATE® hardware, software, networking and information technology. For the fiscal years ended December 31, 2006 and 2005, respectively, we spent approximately $122,000 and $192,000, respectively. Members of our research and development team work closely with our sales, marketing, operations, maintenance and customer support staff to develop revenue sources, improve the performance and cost of the existing components, reduce downtime and upgrade our technologies. Our research and development team are divided into three teams: engineering, information technology (IT) and software development.
Employees
As of December 31, 2006, we had 1,017 full-time and 116 part-time employees who work primarily in the areas of site operations, customer support, research and development, sales, customer service and management. To our knowledge at this time, none of our employees is represented by any union. As we continue to deploy systems nationwide, we expect to hire additional employees to operate and maintain the systems. We believe that our relations with our employees are good.
Competition
We believe there are no companies providing a comprehensive in-cab solution of heating and air conditioning, electric power, communications and entertainment services to parked vehicles. We compete through a combination of, convenience, range of services offered, value provided to the truck owners, truck drivers and travel center partners, operating cost and equipment reliability. Set forth below are some of the competing alternatives to our ATE® technology.
Auxiliary Power Units (APUs). APUs are one of several “on-board” competing alternatives that provide only part of our ATE® solution and reduce, but do not eliminate, emissions. APUs produce electricity from a diesel or gasoline engine that powers an HVAC unit and other electrical devices. APUs are attractive because they can be operated in almost any resting place and have enjoyed market penetration. However, the significant upfront equipment and installation cost, operating costs coupled with reliability, lack of widely available repair and maintenance locations, lack of driver communication and entertainment options, air emissions from a smaller diesel engine, noise, including sleep reducing harmonies, additional operating costs from the weight of the APU and HVAC units and fuel usage have limited market acceptance.

Battery Systems. On-board battery systems are an idle reduction alternative that utilizes stored electrical energy in high density batteries to power HVAC units and other in-cab electrical devices. Like APUs, these battery systems are attractive because they can be operated in almost any resting place and without emissions. However, the significant upfront equipment cost, inadequate energy capacity for extreme temperature conditions, lack of driver communication and entertainment options, and additional operating costs from the weight of the battery and the HVAC unit has limited the market acceptance of on-board battery systems.
Engine Optimizers. An engine optimizer is a device installed in a truck which turns the diesel engine on and off based on a thermostat setting. While this technique does reduce engine idling, we believe drivers typically do not like this solution because the constant but irregular diesel engine startup and shut down vibration inhibits rest more than the noise and vibration of idling, which is relatively constant. Engine optimizers are typically not adjustable nor easily disabled by the truck drivers.
Truck Stop Electrification (TSE). The TSE concept installs a 120 VAC or 220 VAC electrical power outlet or shore power in the travel center parking lot and an auditable billing method and/or equipment that would allow operators to charge for the service. The TSE concept requires trucks to either be wired for 120 VAC electrical power, or carry on-board an inverter to convert 12 VDC to 120 VAC power only to provide electrical power for HVAC or a driver’s ancillary devices.
We believe that a small number of the 1.3 million long-haul trucks have been electrified. As of December 31, 2006, we believe there were approximately three TSE-installed sites nationwide, but only one currently remains in operation. We believe TSE has not gained widespread market acceptance because it requires travel center owners to make a significant capital outlay to install electrical outlets in their parking lots, and truck fleet owners to invest significant capital in either retrofitting trucks or purchasing trucks that are already equipped with electric powered HVAC. The on-board equipment required for TSE also reduces the available payload, increases on-the-road fuel consumption and requires additional hardware maintenance, which is typically not conveniently available, if at all.
Other alternatives for drivers who idle their trucks include renting motel rooms, hiring team drivers and simply shutting off a truck while resting.
Motel Rooms. We believe that professional long-haul drivers rarely rest overnight in motel rooms because most motels do not provide parking or heavy asphalt driveways for trucks with 53 foot trailers and drivers do not want to leave their personal possessions and expensive cargo in an unattended truck and lodging cost is usually not paid by the fleet owner.
Team Drivers. Two team drivers can take turns to drive 24 hours a day without violating the “hours of service” rule. However, based on a recent field study, the quality and depth of sleep is usually worse on the road for team drivers. While the truck is in motion, the noise and motion environment in the sleeper cab typically inhibits a driver’s sleep. Therefore, companies have a difficult time recruiting and retaining team drivers because co-drivers have to share a very small workspace and sleeping space 24 hours a day.
Stop Idling. Truck drivers are generally not willing to completely shut off their trucks while resting as it is extremely difficult to maintain a comfortable temperature in a sleeper cab with the engine turned off. Even in mild weather, truck drivers are unlikely to leave the windows open because travel centers can be extremely unsafe environments and the concentration of noxious fumes from other parked, idling trucks can create a noisy and emissions-filled resting environment.
Additional Information
In connection with the Company’s sale of 13% Senior Secured Discount Notes Due 2012 (“Discount Notes”) and Common Stock Warrants, the Company entered into an indenture with Wells Fargo Bank, N.A., as Trustee and Wells Fargo Bank, N.A., as Collateral Agent, dated December 30, 2005 (the “Indenture”). Pursuant to the Indenture, the Company is required to deliver quarterly and annual information (financial and otherwise) to holders of the Discount Notes. As a result of the Company’s registration of securities under a Form 10-SB last year, the Company became subject to reporting obligations under the Securities Exchange Act of 1934, as amended, beginning July 2006. The public may read and copy any materials the Company files with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.

The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC, which can be found at http://www.sec.gov.
Item 1A. Risk Factors.
We have a limited operating history, and neither our historical results of operations, nor our business and financial expectations, may be an accurate indicator of our future operating results or business prospects.
We have a limited operating history, which makes an evaluation of our business and prospects very difficult. Our business and financial plans are based on assumptions, such as a nationwide expansion of our ATE® system network, adoption rate, occupancy rate, price increase of our services, the mix of our retail and discounted prices and other estimates that management believes are reasonable, but are necessarily speculative in nature. Actual results will likely vary from our plans and such variations may be material. As a result, neither our historical results of operations nor any forward-looking information regarding future expectations may give you an accurate indication of our future results of operations or our business prospects.
We have a history of net losses and an accumulated deficit of $153 million at December 31, 2006. We cannot guarantee if, when and the extent that we will become profitable, or that we can maintain profitability once it is achieved.
We are not currently profitable. We recorded a net loss of $60.3 million and $26.9 million for the years ended December 31, 2006 and December 31, 2005, respectively. We expect to continue to incur and report net losses at least through 2007. Our future operating results over both the short and long term will be subject to factors, many of which are beyond our control. These factors include, among other things, the following:
•	Costs associated with our national expansion plan and the build-out of our ATE® system network;

•	Continued success in securing additional parking spaces for installation of our ATE® systems;

•	Market acceptance of our ATE® technology;

•	High diesel prices;

•	Changes in the regulatory environment;

•	Adoption of our technology by fleet owners and usage by truck drivers; and

•	Changes in general economic conditions.
We cannot assure that we will achieve profitability or positive cash flow from operating activities in the future, or will generate sufficient cash flow to service our current or future working capital or debt requirements, including our Discount Notes.
Since inception, we have incurred losses every fiscal quarter through December 31, 2006. We expect to incur increasing operating expenses as we continue to construct new installation sites. We are currently experiencing negative operating margins and negative cash flows from operations as the cost of operating our ATE®system network exceeds the revenue generated from the usage of the ATE®system network. We cannot provide any assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon successful expansion of our ATE® systems nationwide, and achieving greater utilization of our ATE® systems.

We cannot accurately predict the size of the idling-reduction market, and it may be smaller or slower to develop than we expect.
Although our primary market of the approximately 1.3 million long-haul diesel trucks with sleeper cabs in the U.S. is seemingly large, we cannot accurately predict the size of the market that is receptive to idling alternatives. Currently, there are several idling-reduction technologies available in the market. However, adoption has been limited. Although many states have anti-idling laws and regulations designed to reduce air pollution from emission, many of these regulations have not been enforced historically.
Our long-term growth will depend on the number of truck fleets and drivers who adopt idling alternatives, and how quickly they adopt them. We began operating our ATE®business in 2003. To further develop the market for idling alternatives, we will need to continue to devote significant resources to marketing and other business development activities. Developing a market for idling alternatives takes time and it may take us longer than we expect. In the event that we are successful in developing a growing market for idling alternatives, we may find the market smaller than we expect.
The trucking industry is highly fragmented and regulated.
Our target customers in the trucking industry are a disparate group, including operators of travel centers, owners of truck fleets and drivers. Many travel center operators and truck fleet owners are small companies that are not well-versed in industry trends or new methods of doing business. As a result, we may not be able to establish a consistently effective method for marketing our systems and programs to such industry participants.
The trucking industry is highly regulated and there can be no assurance that the government agencies will not adopt new policies or regulations that could adversely affect our business, results of operations and financial condition.
The jurisdiction of the DOT and the EPA, as well as similar state agencies, extends to the trucking industry, our customers and the products and services that we currently sell to our customers. DOT and EPA regulations are subject to varying interpretations which may evolve over time. If compliance with the current regulations is not actively enforced by these agencies, our business could be materially adversely affected. We cannot assure you that future regulations will not have a material adverse effect on our business and operating results.
Our success is dependent on the market acceptance of our ATE® systems.
Our ATE®technology has growing but still relatively limited adoption. At the ATE®-equipped sites, we have, and are educating, truck drivers about the benefits of using our ATE®systems and that our ATE®systems provide a superior alternative to idling. Lack of acceptance by the truck drivers would make it difficult for us to grow our business. Despite the obvious benefits of the ATE®systems, we may have difficulty gaining widespread or rapid acceptance of the ATE®systems for a number of reasons including:
•	our failure to educate the truck drivers of the benefits for using the ATE®systems;

•	truck drivers’ unwillingness to change their idling habits; and

•	the introduction of competing products or services in the market.

We will require significant capital to complete our nation-wide ATE®system expansion plan , and financing may not be available to us on reasonable terms, if at all.
We are in a capital intensive industry. At an average size travel center consisting of 70 installed spaces, the capital expenditures involved is approximately $1.1 million, or about $15,000 a space. Completion of the nationwide expansion of our ATE®system network will require significant amounts of capital. We began operating our ATE®system in 2003 and we have not yet achieved widespread market acceptance. We may not be able to generate sufficient cash flow to meet the capital needs required for the completion of our nationwide expansion plan. If our existing capital resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue convertible debt securities. Any sale of additional equity or issuance of convertible debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay our nationwide expansion plan, reduce the scope of, or eliminate one or more aspects of our business development activities, all of which could adversely affect the growth of our business. As of December 31, 2006, we have deposited approximately $16.0 million with our vendors and suppliers to secure our short-term purchase obligations. In the event we need to delay our expansion plan due to insufficient financing, there may be a delay involved in the refund of these deposits, and our financial situation may be further strained as a result.
As we continue the nationwide expansion of our ATE® system network, we may have difficulty managing our growth and expanding our operations successfully.
As we continue the nationwide expansion of our ATE®system network, we may need to expand our construction, sales, marketing and internal accounting activities. We will need to manage relationships with the rapidly growing numbers of employees, partners and customers. Failure to effectively manage any of these relationships may lead to legal disputes and unnecessary litigation. Our growth will continue to place a significant strain on our managerial, operational and financial resources. To manage the growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employees, including our customer service representatives. There can be no assurance that our systems, procedures or controls will be adequate to support our operations.
Our business is subject to seasonal volatility and our operating results may fluctuate on a quarterly and annual basis.
Our business is subject to seasonal volatility, with a larger portion of sales typically realized during the summer and winter months of each fiscal year due to the weather. Accordingly, this may create variability in our sales revenues between periods, depending on the severity of weather patterns. While we believe that our network expansion and increasing fleet acceptance of our ATE®system may reduce seasonality for future periods, there is no assurance that will indeed be the case.
We depend upon our key personnel to run our business and manage our business growth. The loss of any one of them could have a materially adverse effect on our business, operating results and financial condition.
Our success depends largely upon the continued contributions of our experienced senior management team and our ability to attract and retain qualified personnel in the trucking industry. The relationships and reputation that our key employees have established and continue to maintain with government agencies, travel center operators and our manufacturing and service strategic partners are key to our success. Competition for qualified personnel is highly intense and no assurance can be made that we will be able to retain our key employees or that we will be able to attract and retain additional qualified personnel in the future. The loss of any of our officers or key personnel could impair our ability to identify and secure new installation agreements and strategic partnerships, and in turn materially adversely affect our ability to manage the growth of our business.

Although we are in active negotiation with travel centers, travel center operators and truck fleet owners to expand our network coverage, our expansion plan may not succeed as quickly as anticipated, if at all.
Our success in expanding our network coverage depends on our ability to market our ATE® system to travel center operators and truck fleet owners and obtain building permit approvals from local municipal planning agencies. If these parties do not find our value proposition compelling because of travel center maintenance shop or truck wash expansion, ground lease extensions or other reasons, or require extensive and costly improvements prior to issuing a building permit, our plan to install a nationwide network of our ATE®systems could be delayed. Although we also plan to install our ATE™ systems at fleet terminals, distribution centers, seaports and border crossings, there is no assurance that we will be successful in penetrating those markets on terms that are acceptable to us, or at all.
We rely on third-party suppliers for the manufacture and assembly of our ATE® systems, and may not be able to meet the schedule of our expansion plan if our suppliers cannot meet the specific quantity and quality requirements.
We rely on third-party suppliers for the manufacture and assembly of our ATE®system. In the event that certain of these suppliers are unable or unwilling to provide us with certain specific components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on our operations. We cannot assure you that our current suppliers will at all times dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would have an adverse effect on our ability to install our ATE®systems. General economic downturns or factors such as labor strikes, supply shortages, product defects, or safety recalls of particular equipment, affecting those manufacturers with whom we have a strategic partnership would also likely have a material adverse effect on our business.
We rely on electrical power utilities and communications companies, including Internet and bandwidth providers, data centers, satellite communications and mobile network providers, to provide their services to customers through our ATE® systems. If these companies cannot provide reliable access or if there are failures or delays in providing such services, our ability to service our customers would be negatively impacted, which could materially adversely affect our business, operating results and financial condition.
Electrical power utilities, communications companies and internet content providers must be able to deliver their services to us reliably so that we can provide our customers with entertainment and communication services. If not, we will be limited as to what services we can offer to our customers, and the quality of our overall product offering will suffer. Signal interference, service interruptions or system failure could lead to customer dissatisfaction and complaints, damage our reputation, and cause delay in the expansion of our system network nationwide.
We rely on vendors, including data center and bandwidth providers. Any disruption in the network access or collocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with customers, adversely affect our brand and expose us to liabilities.
Our systems are also heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur expenses to make architectural changes.
To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase and lease of data centers and equipment and the upgrade of our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose customers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.
We could experience system failures and capacity constraints, which could materially adversely affect our business and operating results.
To be successful, our systems must be able to operate 24 hours a day, 7 days a week without interruption. We must protect our equipment and data against damage from human error and from “acts of God” that could cause loss or corruption of data or interruptions in our services. We have business interruption insurance, but such insurance may be insufficient to compensate us for losses relating to system failures or may not provide coverage under certain particular circumstances. If we were unable to maintain uninterrupted service to our customers, such interruptions could:
•	Cause customers to seek damages from us for losses incurred;

•	Require us to incur expenses, either earlier or in amounts greater than originally planned, to replace existing equipment, expand facilities or add redundant facilities;

•	Damage our reputation of reliability;

•	Cause customers and others to cancel contracts with us; and

•	Make it more difficult for us to attract new customers.
As a result, our business, financial condition and results of operations could be materially adversely affected.
Unauthorized disclosure of data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation or cause us to lose customers.
Maintaining the security of our networks is an issue of critical importance for our customers because our services involve the storage and transmission of proprietary, confidential data and customer information, including truck fleet financial data and personal information, such as debit or credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our ATE®system. If our security measures, or those of our contractors handling our customers’ information, are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Successful penetration of our network security could have a negative impact on our reputation and could lead our existing and potential customers to choose not to use our ATE®system or services. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer website could lead to a general public loss of confidence in the use of the Internet, which could diminish the attractiveness of our systems and service offerings.
We may not be able to protect our intellectual property, brands or technology effectively, or we may be subject to claims of infringement.
We rely upon a combination of patents, service marks and other rights to protect our intellectual property. We cannot assure you that our patent applications will be allowed or that our patents or service marks will not be challenged by third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. There can be no assurance that the actions we have taken to protect our intellectual property rights will be successful, particularly in foreign jurisdictions where the laws may not protect our intellectual property rights as fully or in the same manner as the laws of the United States. From time to time it may be necessary for us to enforce our intellectual property rights against third parties.

We also may be subjected to claims by others that we have violated their intellectual property rights. Even if we prevail, we may be exposed to expensive litigation and time-consuming diversion of our resources. If we are unsuccessful protecting our intellectual property rights, we risk jeopardizing our competitive position and engineering advantage. The occurrence of any of these factors could diminish the value of our patents, service marks or other intellectual property, increase competition in our industry and negatively impact our sales volume and revenues.
We are unable to predict the future availability of governmental grants.
Through December 31, 2006, we have been awarded approximately $54.3 million in cumulative-to-date grants of which we have invoiced approximately $17.3 million. Of the remaining $37.0 million in grant monies not yet invoiced, such amounts will become collectible as additional sites are constructed. However, there can be no assurances that all such amounts will be collected. We have also applied for other funding under the DOT’s Congestion Mitigation and Air Quality (CMAQ) Program which is designed to assist communities in attaining the EPA’s air quality standards. Although we believe that we will receive additional grants, as well as other sources of governmental funding in the future, there can be no assurance that we will in fact receive such additional funding or that the amounts of funding we do receive will not be less than what we currently anticipate.
We have incurred increased legal and financial compliance costs common to publicly held companies as a result of becoming a reporting company under SEC rules in July 2006.
Since becoming a reporting company under the SEC rules, we have incurred significant legal, accounting and other expenses associated with our public company’s reporting status that we did not incur as a private company. We have incurred and will continue to incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002. These rules and regulations have significantly increased our legal and financial compliance costs and could make some of our future capital-raising activities more time-consuming and costly, and have made it more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers since becoming a reporting company under the SEC rules.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) will require the Company to document and test its internal controls over financial reporting beginning with the fiscal year ending December 31, 2007. Additionally, beginning with the year ending December 31, 2008, Section 404 will require an independent registered public accounting firm to: (i) report on management’s assessment as to the effectiveness of these internal controls over financial reporting; and (ii) independently opine on the effectiveness of these internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could cause our shareholders to lose confidence in us and adversely affect our ability to raise additional financing through sale of equity or debt securities.
Section 404 of the Sarbanes-Oxley Act requires us to maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting, and report management’s conclusion as to the effectiveness of these internal controls over financing reporting. Commencing in fiscal 2008, an independent registered public accounting firm must provide an attestation report on management’s assessment as to the effectiveness of these internal controls over financial reporting and independently opine upon the effectiveness of these internal controls over financial reporting. Compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, our shareholders could lose confidence in the reliability of our financial statements and our ability to list any classes of our securities on any national stock exchange or to raise additional financing through sale of equity or debt securities will be adversely affected. During the audit and preparation of our financial statements as of and for the year ended December 31, 2006, our independent auditors communicated to us that they identified significant deficiencies in our internal controls. However, such deficiencies are not deemed to be material weaknesses. Also, despite the communication of these findings, our independent auditors issued an unqualified opinion on our December 31, 2006 financial statements. We will continue to devote significant time and resources to designing and implementing improved internal controls and procedures.

Item 2. Description of Property.
Our executive, administrative and operating offices are located in approximately 26,000 square feet of leased office space in Knoxville, Tennessee. We also lease approximately 4,100 square feet for our fleet sales and customer support call center. During 2006, we entered into long-term lease agreements for our corporate space. The 26,000 square feet lease expires on February 28, 2013; the 4,100 square feet lease expires on March 31, 2010, with an option to renew for two additional five-year periods. The annual rent obligation for the combined space is $488,597.
Our information technology operation occupies approximately 7,500 square feet of leased office space on adjacent property. We entered into a one year lease agreement on this property on July 21, 2006. The lease agreement expires on July 31, 2007 and the 2007 rent obligation is $52,500.
Our principal testing, research and warehouse facilities are located in approximately 20,000 square feet of leased office space at 640 Business Park in Knoxville, Tennessee. Approximately 7,000 square feet of that space serves as a warehouse for construction and re-supply material for our local and remote sites. This lease expires on October 31, 2009, with an option to renew for two additional one-year periods. The annual rent obligation on the lease is $151,835.
In the ordinary course of business, the Company reconfigures and makes improvements to leased office and warehouse space. Expenditures for these types of activities over the next year are not expected to be significant. All leased property and contents are adequately covered by insurance. We believe that our leased office and warehouse space are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.
Item 3. Legal Proceedings.
On November 27, 2006, we were served with a complaint by Chiaphua Industries Limited (“Chiaphua”) in the U.S. District Court for the Eastern District of Tennessee, alleging that by our termination of a Manufacturing and Sales Agreement with Chiaphua dated April 2004, we have breached the contract and have interfered with certain advantageous business relationships with Chiaphua. The complaint does not specify an amount of damages. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position. A Motion to Dismiss the Complaint was filed on March 5, 2007.
During 2006 and 2005, we maintained professional services contracts with PB Constructors, Inc. (“PB”), a shareholder vendor, for consulting and construction program management services. Subsequent to December 31, 2006, PB threatened to serve a complaint against us alleging that, by making payments in stock instead of in cash, we had failed to satisfy our payment obligations under a Program Management Services Agreement dated August 17, 2004. PB also alleged that by our choosing to perform construction program management services with internal staff, we had deprived them of the material benefits of their agreements with us. PB has threatened to sue us for $23 million, including $20 million for loss of profits. We plan to vigorously defend our position should PB decide to proceed with its claim.
We are subject to various legal proceedings which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
(a) Market Information
The Company’s common stock is not currently listed or traded on any stock exchange or public trading market.
As of December 31, 2006, we had outstanding 48,646,610 shares of common stock, options for 4,513,081 shares of our common stock, of which options for 3,534,338 shares were exercisable, and warrants to purchase 48,290,291 shares of our common stock, all of which are currently exercisable. As of December 31, 2006, we also had 17,171,448 outstanding shares of Series A Preferred, 12,566,774 outstanding shares of Series B Preferred, and 4,473,032 outstanding shares of Series C Preferred, all of which are convertible into common stock at the option of the holders. An aggregate of 82,857,864 shares of stock issued by the Company are restricted and may only be sold pursuant to registration under the Securities Act, Rule 144 or other exemptions under the Securities Act.
(b) Holders
As of December 31, 2006, we had 920 holders of record of our common stock, 517 holders of record of Series A Preferred, 448 holders of record of Series B Preferred and 230 holders of record of Series C Preferred.
(c) Dividends
We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. Pursuant to the Indenture dated as of December 30, 2005, we are restricted from paying dividends.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
EQUITY COMPENSATION PLAN INFORMATION
Set forth below is information as of December 31, 2006 regarding our equity compensation plans.

	Number of	Weighted
	securities to be	average exercise
	issued upon exercise	price of	Number of
	of outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance
	(a)	(b)	( c)
Equity compensation plans approved by security holders	4,513,081	$1.73	12,977,257
Equity compensation plans not approved by security holders	0	n/a	0

Total	4,513,081	$1.73	12,977,257

Stock Option Plan
We have an Amended and Restated 2000 Stock Option Plan (the “Stock Option Plan”), pursuant to which all key employees, including officers, whether or not directors of the Company, are eligible to receive grants of options of our common stock. Our Compensation Committee of the Board of Directors administers the Stock Option Plan and selects the individuals who will receive grants under the plan. The term of an incentive or non-qualified stock option may not exceed 10 years. Options granted under the Stock Option Plan are generally not transferable and are exercisable only by the option holder. Upon termination of an option holder’s employment for any reason other than death, or termination for cause, the vested options terminate 90 days after termination, but in no event beyond the stated term of the option. If an option holder dies while employed or within 90 days thereafter, the vested option terminates 12 months from the date of death, but in no event beyond the stated term of the option. We have reserved 20,000,000 shares of our common stock under the Stock Option Plan. If any option expires or is terminated prior to such option being exercised in full, shares of the common stock underlying such options may be re-allocated by the committee. In November 2006, the Board of Directors approved an amendment to the Plan which also provides for the issuance of restricted stock awards.
As of December 31, 2006, options for 12,977,257 shares were still available for grant under the Stock Option Plan. During fiscal year 2006, we made grants of options to purchase an aggregate 908,075 shares of our common Stock, at an average exercise price of $0.82.
Item 6. Managements Discussion and Analysis.
Forward-looking Statements or Information
This Form 10-KSB and statements included or incorporated by reference in this Form 10-KSB include certain historical and forward-looking information. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity, and those described in Item 1A. “Risk Factors.”
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our ATE® systems, the expansion of our installation sites geographically, the timing and cost of our planned capital expenditures, changing economic or competitive conditions, as well as our negotiation of agreements with third parties. These assumptions may prove to be inaccurate.
You should not place undue reliance on any of these forward-looking statements, which are based on our current expectations and assumptions. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
Unless indicated otherwise, “the Company,” “IdleAire®,” “we,” “us” and “our” refer to IdleAire Technologies Corporation. As used herein, references to any “fiscal” year of the Company refer to our fiscal year ended or ending on December 31 of such year.
The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

Overview
IdleAire Technologies Corporation is the leading provider of in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry through its patented advanced travel center electrification, or ATE® system. We believe that our ATE® system is the only commercial idling reduction alternative that provides significant value to all key stakeholders in the trucking industry without imposing additional costs. Our existing ATE® network includes travel centers, truck stops and fleet terminals nationwide. As of December 31, 2006, our ATE® network was installed in 6,559 parking spaces at 99 locations across 26 states, and we had provided more than 10.4 million hours of service.
How We Generate Revenue
We generate revenues principally from the sale of basic and premium services, ancillary products, and from government grant monies earned and other revenues, as follows:
•	Basic and premium services. Basic services include HVAC and shore power electricity, basic satellite television (20 channels), unlimited local telephone and Internet access. Our basic services are charged hourly, with a one hour minimum. The retail rate per hour for basic services was $2.18 as of December 31, 2006, with an approximate 15% discount for fleets and gold members. To obtain the discount rate for basic services, a fleet company must sign a fleet contract. Premium services include premium satellite television (46 channels), movies-on-demand, Ethernet or wireless based Internet access, unlimited long distance telephone service, and driver training modules. These services are generally sold in packages or blocks of time. Additionally, basic and premium services include revenues from the amortization of annual gold card membership sales. The Gold Card membership allows members to purchase our products and selected services at a discount. Any driver may purchase a gold membership for $10 which is effective for 6 months. For the years ended December 31, 2006 and 2005, revenues from basic and premium services accounted for 90.4% and 89.8% of our net product revenues, respectively.

•	Ancillary products. Ancillary products include window adaptors, telephones, computer accessories including keyboards, Ethernet and Wi-Fi cards, remotes and coaxial and power cables. For the years ended December 31, 2006 and 2005, revenues from the sale of ancillary products accounted for 9.6% and 10.2% of our net product revenues, respectively.

•	Amortization of grants. Through December 31, 2006, we have been awarded approximately $54.3 million in cumulative-to-date grant assistance from governmental agencies of which we have received $12.5 million. Grant revenues consist of amortization of grant funds received and recognized as follows: (i) grants with continuing service requirements are recognized on a straight-line basis over the life of the contract; (ii) grants designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment; and (iii) grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant.

•	Other revenues. Other revenues consist principally of dormancy fees charged to inactive cards and advertising revenues.

Trends in Our Business
In December 2005, the Company raised $234.8 million through a discount note and warrant offering, the net proceeds of which are being used to fund the installation of ATE® units at numerous additional sites around the United States and to fund interim operating losses. Our current network expansion plan, initiated during the first quarter of 2006, includes the installation of our ATE® systems in approximately 13,000 parking spaces, of which we have completed 5,435 new spaces through December 31, 2006. In conjunction with our expansion, we developed “core site” selection criteria and, during 2006, opened 78 new travel center sites and two fleet terminal sites and decommissioned five non-core sites.
The following table summarizes our site deployment activity by quarter during 2006:

	Total Sites					New Sites
	Travel	Fleet				Travel	Fleet	Closed
	Centers	Terminals	Other		Total	Centers	Terminals	Sites

Site Analysis
December 31, 2005	21	—	3	[1]	24	—	—	—
January 1 – March 31	1	—	—		1	1	—	—

March 31, 2006	22	—	3		25	1	—	—
April 1 – June 30	12	—	—		12	15	—	(3)

June 30, 2006	34	—	3		37	16	—	(3)
July 1 – September 30	30	2	(2)[2]		30	30	2	(2)

September 30, 2006	64	2	1		67	46	2	(5)
October 1 – December 31	32	—	—		32	32	—	—

December 31, 2006	96	2	1		99	78	2	(5)

(1)	Included 2 rest stops and 1 distribution center.

(2)	The 2 rest stops were decommissioned and the equipment was relocated.
Key performance indicators for our business include the following:
•	Occupancy – calculated as the total amount of hours of ATE® system time used by our customers divided by the total amount of hours available for ATE® system use, assuming 24-hour availability for every parking space. We analyze occupancy to evaluate utilization overall as well as individual site performance. Annual occupancy was 19.5% and 19.9% for 2006 and 2005, respectively. On an aggregate basis, current year occupancy also includes start-up time associated with new sites. For our “core comp” sites (opened for at least one year), annual occupancy averaged 25.0% for 2006. This percentage includes the addition of 33 parking spaces during 2006 for expansion to an existing core comp site.
•	Fleet Usage – calculated as the percentage of hours used by fleet customers as compared to total hours. Annual fleet usage was 62.6% and 29.1% for 2006 and 2005, respectively. We believe this is an important metric as it validates the “network effect” on growing usage.
We provide our services at a cost that is significantly less than the cost of diesel fuel burned during idling. Our ATE®system reduces the need for idling during federally-mandated resting periods for drivers, saving approximately one gallon of diesel fuel per hour of idling and reducing engine wear and maintenance expense. Because of this, users of our services often compare our pricing to the average cost of diesel prices. During 2006, the average discount price per hour charged for basic service was $1.80 compared with the national average price of diesel of $2.71. During 2005, the average discount price per hour charged for basic service was $1.52 compared with the national average price of diesel of $2.40.

Historically, our business has been subject to seasonal volatility, with a larger portion of sales typically realized during the summer and winter months of the year due to the weather. We believe that our network expansion will increase fleet acceptance of our ATE®system which we expect to translate into a lower overall percentage use by more seasonal owner-operator users. We expect this may reduce seasonality in future periods.
We expect to incur net losses for the foreseeable future as we continue to deploy a critical mass network of locations, expand fleet sales efforts and grow operations. The goal is to increase our utilization and revenues to generate economies of scale which we believe, when combined with relatively flat operating expenses, will allow us to reach profitability.
Results of Operations
The following table summarizes our operations for the years ended December 31, 2006 and 2005:

		% of		% of
	Year Ended	Total Net	Year Ended	Total Net
	December 31,	Product	December 31,	Product
	2006	Revenues	2005	Revenues
Statements of Operating Data:
Net revenues:
Basic and premium services, net	$10,911,458	90.4%	$3,827,768	89.8%
Ancillary product sales	1,152,627	9.6	435,206	10.2

Net product revenues	12,064,085	100.0	4,262,974	100.0
Grant revenues	1,512,819		1,827,528
Other revenues	400,321		261,830

Total net revenues	13,977,225		6,352,332

Operating expenses:
Direct site operating costs (1)	23,363,113	193.7	10,252,863	240.5
Cost of ancillary product sales	835,451	6.9	548,532	12.9
Depreciation and amortization	9,467,015	78.5	5,444,382	127.7
Selling, general & administrative expenses	15,968,890	132.4	13,316,195	312.4
Research and development expenses	121,745	1.0	192,388	4.5
Impairment of long-lived assets	1,303,885	10.8	—	0.0
Loss on settlement of asset retirement obligation	317,973	2.6	—	0.0
Loss on disposal of fixed assets	3,180,659	26.4	1,024,288	24.0

Total operating expenses	54,558,731	452.2%	30,778,648	722.0%

Loss from operations	(40,581,506)		(24,426,316)
Interest expense, net	(19,703,231)		(2,438,586)

Net loss	$(60,284,737)		$(26,864,902)

(1)	Exclusive of depreciation and amortization expense, presented in a separate caption.
Total net revenues. Total net revenues increased $7,624,893, or 120%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, principally due to increases in revenues from basic and premium services and ancillary product sales as follows:
•	Basic and premium services, net. Basic and premium services, net, increased $7,083,690 or 185% from 2005 to 2006, due principally to: (i) an increase in the average number of ATE®-equipped spaces available for rent from 1,329 spaces to 2,939 spaces which contributed to an increase in total hours of usage from 2,288,721 hours to 5,010,915 hours; (ii) an average annual 18% price increase to basic services; (iii) a percentage decrease in customer discounts from 20.5% to 13.3% of gross product revenues; and (iv) an increase of $1,111,269 or 127% in gross premium services.

•	Ancillary product sales. Ancillary product sales increased $717,421, or 165%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, due principally to a $439,060 increase in adapter sales, a $137,053 increase in keyboard sales and a $131,614 increase in cable sales.
Operating expenses. Operating expenses increased $23,780,083, or 77%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, due principally to increases in direct site operating costs, selling, general and administrative expenses and other losses associated with impairing, retiring or disposing of long-lived assets, as follows:
•	Direct site operating costs. Our site level costs and expenses primarily consist of (i) salaries and benefits for a team of site representatives, (ii) lease consideration for parking spaces, (iii) cost of electricity, satellite television and movies, (iv) telephone and communications, (v) ancillary cost of goods sold, and (vi) equipment maintenance costs. Direct site operating costs increased $13,110,250, or 128%, from 2005 to 2006, principally due to the addition of 80 new sites. However, as a percentage of net product revenues, direct site operating costs decreased from 241% in 2005 to 194% in 2006. This decrease was principally due to a reduction in site-level salaries and benefits as a percentage of net product revenues from 156% of net product revenues, or $6,658,561, in 2005 to 111% of net product revenues, or $13,337,602, in 2006. As job duties became better defined and the number of repeat customers continued to increase, we were able to reduce staffing at each of our sites.

•	Cost of ancillary product sales. Cost of ancillary product sales increased $286,919 or 52% from 2005 to 2006, consistent with the growth in ancillary product sales. During 2006, the Company increased the volume of ancillary product sales to a level sufficient to sustain a positive margin, as compared with 2005 which experienced negative margins.

•	Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,652,695, or 20%, in 2006 compared to 2005, due primarily to increases in: corporate salaries and related benefits of $2,710,356 associated with increased headcounts, occupancy and equipment costs of $1,065,385, marketing expenses of $321,401, travel costs of $334,814, and franchise and property taxes of $496,535 which were partially offset by a decrease in accounting, professional consulting and temporary labor costs of $3,005,734, which was primarily due to the Company bringing in-house site related surveying and construction activities during 2006. Selling, general and administrative expenses declined as a percentage of net product revenues from 312% in 2005 to 132% in 2006 as the increased revenue base was able to absorb more of the corporate costs and the consulting needs decreased.

•	Impairments, Disposals and Site Closures. During 2006, the Company began full-scale execution of its ATE® network expansion plan, which included use of funds raised in the 2005 Senior Discount Notes Offering and earmarked for capital expansion of “core sites” meeting certain site selection criteria. In addition, the Company identified and evaluated non-core sites which no longer complied with the new site selection criteria. Based on such evaluations, the Company opened 80 new sites, closed five non-core sites, and determined that two remaining non-core sites were impaired. Accordingly, the Company recorded a $1,303,885 impairment charge, a $317,973 loss on settlement of its asset retirement obligations and wrote off approximately $706,000 of fixed assets associated with closed or impaired sites in 2006. Additionally, during 2006, the Company determined that certain potential new sites were no longer viable candidates for short-term site construction and wrote off $562,961 of capitalized site survey costs. As a result of ongoing modification of site equipment, the Company continued to identify obsolete, damaged or unusable equipment, and wrote off such fixed assets of $1,911,698 in 2006 and $1,024,288 in 2005.

Interest income (expense), net. Interest income increased from $89,541 in 2005 to $7,161,662 in 2006, as average investments increased as a result of the proceeds received from the December 30, 2005 Senior Discount Notes Offering. Interest expense also increased from $2,528,127 in 2005 to $26,864,893 in 2006, primarily due to interest associated with the Senior Discount Notes Offering, net of $6,755,381 in capitalized interest.
Liquidity and Capital Resources
In December 2005, we raised approximately $234.8 million in gross proceeds through the sale of Senior Discount Notes and Common Stock Warrants (the “Senior Discount Notes Offering”). Of the $207.6 million of net proceeds, $201.6 million was held in an escrow account and $6.0 million paid to the Company at closing to retire existing indebtedness. A substantial portion of the sale proceeds of the Senior Discount Notes Offering is being used for our nationwide ATE® network expansion.
The disbursement agreement stipulates that initial disbursement amounts will be held by a disbursement agent in a disbursement account until the funds are needed from time to time to pay for the development, construction and operation of facilities and general corporate and other operating expenses of the Company. Subject to certain exceptions, the disbursement agent will authorize the disbursement of funds from the disbursement account upon a disbursement request containing certain certifications and identifying the purposes to which the requested funds will be applied following disbursement. The disbursement agreement allows two disbursements a month; one in the form of a facilities disbursement and one in the form of an advance disbursement, which is limited to $10.0 million per request.
The Notes rank senior in right of payment to all existing and future subordinated indebtedness and equal in right of payment with all other existing and future senior indebtedness. The Notes are unconditionally guaranteed on a senior secured basis by any future domestic restricted subsidiaries. The Notes and guarantees are secured by substantially all of the Company’s tangible and intangible assets. In the event that we enter into a $25.0 million senior revolving credit facility, the liens on the collateral that secure the Notes and the guarantees will be contractually subordinated to the liens securing the indebtedness under such future credit facility.
As of December 31, 2006, we had cash and cash equivalents of $16,632,466, short-term investments of $15,000,000, and restricted cash and investments of $39,221,783.
Cash Flows
Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, for the following reasons:
•	Customers frequently purchase branded member cards and assorted prepaid plans for future use. As of December 31, 2006, we have deferred recognition of related trade revenues of approximately $1.2 million to future periods.

•	Through December 31, 2006, we have been awarded approximately $54.3 million in cumulative-to-date grants of which we have invoiced approximately $17.3 million. Of the total amount invoiced, we have deferred recognition of $12.0 million of related revenue to future periods. Of the remaining $37.0 million in grant monies not yet invoiced, such amounts will become collectible as additional sites are constructed. However, there can be no assurance that all amounts will be collected. In addition, we plan to continue our efforts to pursue other grant opportunities.
Our operating cash outflows consist principally of site operating costs and selling, general and administrative expenses. Such costs currently exceed operating cash inflows. Our site operating costs generally vary directly with site operating revenues, with the exception of salaries and benefits and depreciation of our revenue-generating equipment.

We historically have satisfied our working capital requirements primarily through sales of equity and debt securities. Cash flows from operating, financing and investing activities are summarized in the following table:

	Year Ended
	December 31,
	2006	2005
Activity:
Operating activities	$(34,092,663)	$(19,731,788)
Investing activities	45,243,042	(4,254,293)
Financing activities	(443,513)	28,342,954

Net increase (decrease) in cash	$10,706,866	$4,356,873

Operating Activities
The net cash used in operating activities of $34,092,663 and $19,731,788 for the years ended December 31, 2006 and 2005, respectively, is due principally to our site operating expenses and selling, general and administrative expenses exceeding revenues. The change between periods is primarily due to a $16.2 million increase in operating losses and the acquisition of $15.0 million in short-term trading securities.
Investing Activities
The $45,243,042 provided by investing activities during 2006 was primarily due to the release of approximately $169.7 million of restricted cash to operations which was used to purchase and prepay deposits for equipment used in our capital expansion plan of approximately $124.5 million and to fund operational losses. The $4,254,293 used in investing activities during the year ended December 31, 2005 was primarily due to purchases of property and equipment, less restricted cash released to operations.
Our ATE® network expansion plan includes the installation of our ATE® systems in approximately 13,000 parking spaces during 2006 and through the end of 2007, of which we have completed 5,435 new spaces and have 504 spaces under construction as of December 31, 2006. Capital expenditures for these 13,000 spaces are anticipated to be approximately $195 million. We plan to fund this expansion with our available cash and restricted cash, deposits made toward equipment purchases, grant monies already awarded but not yet invoiced, work in process components previously purchased and operating revenues as the additional spaces are placed in service.
Financing Activities
The net cash used by financing activities of $443,513 for the year ended December 31, 2006 included debt financing costs incurred of $540,553 and payments on capital lease obligations of $37,227 which were offset by $134,267 received from the exercise of stock options and warrants. This compares to net cash proceeds from financing activities of $28,342,954 for the year ended December 31, 2005, which was generated principally from the issuance of preferred stock and notes, and borrowing on a bank line of credit.
During 2006 the Company issued purchase orders for $162.3 million. On December 31, 2006, the Company had open commitments on these purchase orders of $67.5 million, primarily for various site equipment components pursuant to the capital expansion plans. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction.
At December 31, 2006, the Company had approximately $16.6 million of cash and cash equivalents, $15.0 million of short-term investments, $39.2 million in restricted cash and investments, and $16.0 million of deposits held by suppliers to be applied to vendor invoices related to the open commitments on purchase orders noted above. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations, has not attained profitable results of operations to date, and has a deficit in stockholders’ equity at December 31, 2006. Management believes that the Company has sufficient resources to fund its open commitments on purchase orders and operations during 2007; however, the Company may be required to limit its site development in 2007 to assist in this regard. Additionally, the Company may be required to limit its site development and seek additional financing in 2008 and beyond to maintain liquidity and fund its operations. Any sale of additional equity or issuance of debt securities may result in dilution to stockholders, and there can be no assurance as to the availability or terms upon which additional funding sources may be available in the future, if at all.

In 2006, we were made aware of certain legal proceedings and threatened legal proceedings which arose in the ordinary course of our business. We cannot predict at this time the outcome of any of these proceedings and there is no assurance that ultimate liabilities with respect to these proceedings will not have a material adverse effect on our financial position or results of our operations.
Off-Balance Sheet Arrangements
The company has not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases.
Recently Issued Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of FASB Statement No. 157. The company is in the process of evaluating this SFAS and what impact, if any, the new standard will have on our financial statements.
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
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting sales taxes in the Company’s financial statements as the accounting policy is to exclude all such taxes from revenue.
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
Asset Retirement Obligations. The Company’s lease agreements with its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. These obligations represent asset retirement obligations subject to Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. We estimate our obligations based on the amount a third party would charge us to perform such activities; historical closure activities provide a basis for those estimates. Inherent in the calculation of asset retirement obligations are assumptions regarding our credit-adjusted risk free interest rate, the rate of inflation and the expected settlement date of the obligation. Settlement dates generally represent the lesser of the estimated useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
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
The adoption of SFAS 123R required the Company to record $207,342 in stock-based compensation cost during 2006. We believe that stock-based compensation aligns the interests of managers and non-employee directors with the interests of shareholders. We do not currently expect to significantly change our various stock-based compensation programs. See Note 9 to the Condensed audited Financial Statements contained in this Annual Report on Form 10-KSB for further information regarding our stock-based compensation plans.
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

The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of the option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for the year ended December 31, 2006, is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
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
The guidance in SFAS 123(R) is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we may adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
Item 7. Financial Statements.
The information required by this item is attached hereto beginning at page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 8A. Controls and Procedures.
As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and Chief Financial Officer have concluded based upon their evaluation that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
During 2006, we remediated our material weaknesses by hiring a new Chief Accounting Officer, a Corporate Controller, a Manager of Financial Reporting and a Manager of Internal Audit. Additionally, we instituted financial statement close processes and review procedures.
We continue to evaluate our staffing needs as circumstances change, including expansion of our operations and preparation for internal control reporting under Section 404 of the Sarbanes Oxley Act of 2002.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or the intentional circumvention of the established process.
Item 8B. Other Information.
None.

PART III
Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
The information required by Item 9 of Part III of Form 10-KSB have been omitted in reliance on General Instruction E(3) to Form 10-KSB and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.
Item 10. Executive Compensation.
The information required by Item 10 of Part III of Form 10-KSB has been omitted in reliance on General Instruction E(3) to Form 10-KSB and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 11 of Part III of Form 10-KSB has been omitted in reliance on General Instruction E(3) to Form 10-KSB and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 12 of Part III of Form 10-KSB has been omitted in reliance on General Instruction E(3) to Form 10-KSB and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.
Item 13. Exhibits.
The information required by Item 13 of Part III of Form 10-KSB has been omitted in reliance on General Instruction E(3) to Form 10-KSB and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.
An Exhibit Index is included at page E-1 of this Report.
A copy of any exhibits listed or referred to in this Report will be furnished at a reasonable cost to any person who is a stockholder upon receipt of a written request for an exhibit. These requests should be sent to: IdleAire Technologies Corporation, 410 N. Cedar Bluff Road, Suite 200, Knoxville, Tennessee 37923, Attn: Investor Relations.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 of Part III of Form 10-KSB has been omitted in reliance on General Instruction E(3) to Form 10-KSB and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdleAire Technologies Corporation
Date: April 2, 2007	By:	/s/ Michael C. Crabtree
Michael C. Crabtree
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael C. Crabtree Michael C. Crabtree	President, Chief Executive Officer and Chairman of the Board	April 2, 2007

/s/ Paul W. Boyd Paul W. Boyd	Chief Financial Officer and Treasurer	April 2, 2007

/s/ James H. Price James H. Price	Senior Vice President, General Counsel and Director	April 2, 2007

/s/ J. Tom Badgett J. Tom Badgett	Chief Information Officer, Secretary and Director	April 2, 2007

/s/ David Gill David Gill	Director	April 2, 2007

/s/ Lana R. Batts Lana R. Batts	Director	April 2, 2007

/s/ Dan H. Felton III Dan H. Felton III	Director	April 2, 2007

IdleAire Technologies Corporation
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Description	Method of Filing
3.1.1	Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2002	Incorporated by reference to Exhibit 3.1.1 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.2	Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of IdleAire Technologies Corporation, dated December 30, 2002	Incorporated by reference to Exhibit 3.1.2 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.3	First Certificate of Amendment to Amended and Restated Certificate of Incorporation of IdleAire Technologies Corporation, dated November 11, 2003	Incorporated by reference to Exhibit 3.1.3 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.4	First Amendment to Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of IdleAire Technologies Corporation, dated November 11, 2003	Incorporated by reference to Exhibit 3.1.4 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.5	Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series B Convertible Preferred Stock of IdleAire Technologies Corporation, dated November 11, 2003	Incorporated by reference to Exhibit 3.1.5 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.6	First Amendment to Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series B Convertible Preferred Stock of IdleAire Technologies Corporation, dated October 29, 2004	Incorporated by reference to Exhibit 3.1.6 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.7	Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series C Convertible Preferred Stock of IdleAire Technologies Corporation, dated November 3, 2004	Incorporated by reference to Exhibit 3.1.7 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.8	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of IdleAire Technologies Corporation, dated December 21, 2005	Incorporated by reference to Exhibit 3.1.8 in the Form 10SB filed with the SEC on May 2, 2006.

3.1.9	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of IdleAire Technologies Corporation, dated January 20, 2006	Incorporated by reference to Exhibit 3.1.9 in the Form 10SB filed with the SEC on May 2, 2006.

3.2	Bylaws of IdleAire Technologies Corporation	Incorporated by reference to Exhibit 3.2 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.1	Form of 13% Senior Secured Discount Note	Incorporated by reference to Exhibit 4.1.1 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.2	Warrant Agreement, dated as of December 30, 2005, between IdleAire Technologies Corporation and Wells Fargo Bank, National Association, as Warrant Agent	Incorporated by reference to Exhibit 4.1.2 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.2a	Amendment to Warrant Agreement, dated as of December 27, 2006, between IdleAire Technologies Corporation and Wells Fargo Bank, National Association, as Warrant Agent	Filed herewith.

4.1.3	Warrant Agreement, dated December 30, 2005, with Jefferies & Company, Inc.	Incorporated by reference to Exhibit 4.1.3 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.4	Warrant Agreement, dated May 23, 2001, to Purchase Common Stock with Lana Batts	Incorporated by reference to Exhibit 4.1.4 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.4a	First Amendment to Warrant Agreement to Purchase Common Stock with Lana Batts	Incorporated by reference to Exhibit 4.1.4a in the Form 10SB filed with the SEC on May 2, 2006.

4.1.4b	Second Amendment to Warrant Agreement to Purchase Common Stock, dated May 23, 2004, with Lana Batts	Incorporated by reference to Exhibit 4.1.4b in the Form 10SB filed with the SEC on May 2, 2006.

4.1.4c	Third Amendment to Warrant Agreement to Purchase Common Stock, dated May 23, 2005, with Lana Batts	Incorporated by reference to Exhibit 4.1.4c in the Form 10SB filed with the SEC on May 2, 2006.

4.1.5	Warrant Agreement to Purchase Common Stock, dated January 18, 2002, with CIBC World Markets Corp.	Incorporated by reference to Exhibit 4.1.5 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.6	Warrant Agreement to Purchase Common Stock, dated April 18, 2005, with Ralph Head	Incorporated by reference to Exhibit 4.1.6 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.7	Form of Series A Convertible Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.1.7 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.8	Form of Series B Convertible Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.1.8 in the Form 10SB filed with the SEC on May 2, 2006.

4.1.9	Form of Series C Convertible Preferred Stock Securities Purchase Agreement	Incorporated by reference to Exhibit 4.1.9 in the Form 10SB filed with the SEC on May 2, 2006.

10.1	Securities Purchase Agreement, dated May 12, 2005, between the Company, CTV Holdings, Inc. and PB Constructors, Inc.	Incorporated by reference to Exhibit 10.1 in the Form 10SB filed with the SEC on May 2, 2006.

10.2	Purchase Agreement, dated December 28, 2005, between the Company and Jefferies & Company, Inc.	Incorporated by reference to Exhibit 10.2 in the Form 10SB filed with the SEC on May 2, 2006.

10.3	Indenture, dated as of December 30, 2005, among the Company and Wells Fargo Bank, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 10.3 in the Form 10SB filed with the SEC on May 2, 2006.

10.4	Registration Rights Agreement, dated December 30, 2005, between the Company and Jefferies & Company, Inc.	Incorporated by reference to Exhibit 10.4 in the Form 10SB filed with the SEC on May 2, 2006.

10.5	Subordination Agreement, dated December 30, 2005, among the Company, the named noteholders, Wells Fargo Bank, National Association, as the collateral agent and Dan H. Felton, III, as administrative agent	Incorporated by reference to Exhibit 10.5 in the Form 10SB filed with the SEC on May 2, 2006.

10.6	Disbursement Agreement, dated as of December 30, 2005, among the Company, Wells Fargo Bank, National Association, as disbursement agent and the trustee	Incorporated by reference to Exhibit 10.6 in the Form 10SB filed with the SEC on May 2, 2006.

10.6.1	Amendment to Disbursement Agreement, dated January 31, 2006	Incorporated by reference to Exhibit 10.6.1 in the Form 10SB filed with the SEC on May 2, 2006.

10.7	Security Agreement, dated as of December 30, 2005 between the Company and the Collateral Agent	Incorporated by reference to Exhibit 10.7 in the Form 10SB filed with the SEC on May 2, 2006.

10.8	Amended and Restated 2000 Stock Option Plan	Incorporated by reference to Exhibit 10.8 in the Form 10SB filed with the SEC on May 2, 2006.

10.8.1	Second Amended and Restated 2000 Incentive Stock Plan	Filed herewith.

10.9.1	Senior Management Agreement, dated as of June 17, 2002, between the Company and Michael C. Crabtree	Incorporated by reference to Exhibit 10.9.1 in the Form 10SB filed with the SEC on May 2, 2006.

10.9.2	Senior Management Agreement, dated as of June 17, 2002, between the Company and David Everhart	Incorporated by reference to Exhibit 10.9.2 in the Form 10SB filed with the SEC on May 2, 2006.

10.9.3	Senior Management Agreement, dated as of June 17, 2002, between the Company and Tom Badgett	Incorporated by reference to Exhibit 10.9.3 in the Form 10SB filed with the SEC on May 2, 2006.

10.9.4	Senior Management Agreement, dated as of June 17, 2002, between the Company and James H. Price	Incorporated by reference to Exhibit 10.9.4 in the Form 10SB filed with the SEC on May 2, 2006.

10.9.5	Employment Agreement, dated as of May 6, 2002, between the Company and Paul Boyd	Incorporated by reference to Exhibit 10.9.5 in the Form 10SB filed with the SEC on May 2, 2006.

10.10.1	License and Installation Agreement, dated as of December 1, 2003, by and between Pilot Travel Centers LLC and the Company CTR	Incorporated by reference to Exhibit 10.10.1 in the Form 10SB Amendment 2 filed with the SEC on July 31, 2006.

10.10.2	Lease and Installation Agreement, dated as of April 7, 2004, by and between Petro Shopping Centers, L.P. and the Company CTR	Incorporated by reference to Exhibit 10.10.2 in the Form 10SB Amendment 2 filed with the SEC on July 31, 2006.

10.10.3	Lease and Installation Agreement, dated as of August 20, 2004, by and between TA Operating Corporation and the Company CTR	Incorporated by reference to Exhibit 10.10.3 in the Form 10SB Amendment 2 filed with the SEC on July 31, 2006.

10.11	First Amendment to Senior Management Agreement by and between the Company and David Everhart, dated October 31, 2006.	Incorporated by reference to Exhibit 10.1 in the Form 10-QSB filed with the SEC on November 14, 2006.

10.12	Aircraft Lease Agreement, dated as of December 1, 2006, by and between Cross County Carriers, Limited and the Company	Filed herewith.

10.13	Aircraft Lease Agreement, dated as of November 1, 2006, by and between JLC Aviation LLC and the Company	Filed herewith.

14.1	Code of Business Conduct	Filed herewith.

14.2	Code of Business Conduct and Ethics for Members of the Board of Directors	Filed herewith.

14.3	Code of Ethics for CEO and Financial Officers	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Legend:
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

PART II
IdleAire Technologies Corporation
Item 7. Financial Statements
Years Ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
IdleAire Technologies Corporation
We have audited the accompanying balance sheets of IdleAire Technologies Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IdleAire Technologies Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As described in Note 2 to the financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

Nashville, Tennessee
March 30, 2007	/s/ Ernst & Young LLP

IdleAire Technologies Corporation
Balance Sheets

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$16,632,466	$5,925,600
Short-term investments	15,000,000	—
Accounts receivable	5,395,962	768,204
Accounts receivable — related parties	191,973	5,000
Inventories	950,742	292,710
Prepaid expenses and other current assets	1,915,075	947,615

Total current assets	40,086,218	7,939,129

Restricted cash and investments	39,221,783	202,772,260
Deposits with related party vendor	14,103,670	—
Deposits with other vendors	1,871,075	232,779
Property and equipment, net	137,507,599	33,252,636
Deferred financing costs, net	29,452,860	29,506,307
Other assets	110,130	82,270

Total assets	$262,353,335	$273,785,381

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,771,924	$1,022,239
Accounts payable to related party vendors	2,735,245	1,653,816
Accrued expenses	4,387,943	1,901,377
Deferred trade revenue	1,221,147	990,165
Deferred grant revenue	1,161,344	1,381,426

Total current liabilities	14,277,603	6,949,023

Deferred grant revenue	10,812,118	5,610,783
Other liabilities	2,965,167	—
Secured convertible notes	100,000	100,000
Senior secured discount notes	234,510,984	201,690,400

Total liabilities	262,665,872	214,350,206

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,349,676	30,349,676
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	49,055,727	49,055,727
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155,254	22,155,254
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,646,610 and 48,533,272 shares issued at December 31, 2006 and December 31, 2005, respectively	48,647	48,533
Stockholder subscription receivable	(925,000)	(925,000)
Treasury stock, 111,111 common shares, at cost	(200,000)	(200,000)
Deferred compensation	—	(96,000)
Additional paid-in capital	52,207,709	51,766,798
Accumulated deficit	(153,004,550)	(92,719,813)

Total stockholders’ equity (deficit)	(312,537)	59,435,175

Total liabilities and stockholders’ equity (deficit)	$262,353,335	$273,785,381

See accompanying notes.

IdleAire Technologies Corporation
Statements of Operations

	For the year ended
	December 31,
	2006	2005

Net revenues:
Basic and premium services, net	$10,911,458	$3,827,768
Ancillary product sales	1,152,627	435,206
Grant revenues	1,512,819	1,827,528
Other revenues	400,321	261,830

Total net revenues	13,977,225	6,352,332

Operating expenses:
Direct site operating costs (1)	23,363,113	10,252,863
Cost of ancillary product sales	835,451	548,532
Depreciation and amortization	9,467,015	5,444,382
Selling, general and administrative expenses	15,659,273	10,911,501
Consulting fees with related party vendor	309,617	2,404,694
Research and development expenses	121,745	192,388
Impairment of long-lived assets	1,303,885	—
Loss on settlement of asset retirement obligations	317,973	—
Loss on disposal of fixed assets	3,180,659	1,024,288

Total operating expenses	54,558,731	30,778,648

Loss from operations	(40,581,506)	(24,426,316)

Interest income	7,161,662	89,541
Interest expense	(26,864,893)	(1,023,238)
Interest expense to related parties	—	(1,504,889)

Net loss	$(60,284,737)	$(26,864,902)

(1)	Excludes depreciation expense in the amount of $8,549,764 and $4,534,468 for 2006 and 2005, respectively, reported in a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Statements of Stockholders’ Equity (Deficit)

	Series A	Series B	Series C		Stockholder			Additional		Total
	Convertible	Convertible	Convertible		Subscription	Treasury	Deferred	Paid-in	Accumulated	Stockholders’
	Preferred	Preferred	Preferred	Common	Receivable	Stock	Compensation	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2004	$30,349,676	$49,066,452	$1,702,500	$48,384	$(220,959)	$(200,000)	$—	$10,672,706	$(65,854,911)	$25,563,848
Issuance of common stock (400 shares)	—	—	—	—	—	—	—	333	—	333
Issuance of preferred or common stock for goods or services	—	—	1,500,000	6	—	—	—	27,058	—	1,527,064
Cash collected on prior year stock subscription receivable	—	—	—	—	220,959	—	—	—	—	220,959
Issuance of stock options	—	—	—	—	—	—	(120,000)	120,000	—	—
Amortization of deferred compensation	—	—	—	—	—	—	24,000	—	—	24,000
Issuance of stock warrants	—	—	—	—	—	—	—	40,326,271	—	40,326,271
Other	—	(10,725)	—	—	—	—	—	—	—	(10,725)
Issuance of Series C preferred stock (4,132,532 shares)	—	—	18,952,754	—	(925,000)	—	—	—	—	18,027,754
Conversion of senior secured convertible notes (114,940 shares)	—	—	—	115	—	—	—	566,642	—	566,757
Exercise of incentive stock options	—	—	—	28	—	—	—	53,788	—	53,816
Net loss	—	—	—	—	—	—	—	—	(26,864,902)	(26,864,902)

Balance at December 31, 2005	$30,349,676	$49,055,727	$22,155,254	$48,533	$(925,000)	$(200,000)	$(96,000)	$51,766,798	$(92,719,813)	$59,435,175
FAS 123(R) reclassification	—	—	—	—	—	—	96,000	(96,000)	—	—
Share-based compensation	—	—	—	—	—	—	—	207,342	—	207,342
Anti-dilution stock warrants	—	—	—	—	—	—	—	146,416	—	146,416
Issuance of warrants for goods or services	—	—	—	—	—	—	—	49,000	—	49,000
Exercise of incentive stock options	—	—	—	70	—	—	—	133,766	—	133,836
Exercise of stock warrants	—	—	—	44	—	—	—	387	—	431
Net loss	—	—	—	—	—	—	—	—	(60,284,737)	(60,284,737)

Balance at December 31, 2006	$30,349,676	$49,055,727	$22,155,254	$48,647	$(925,000)	$(200,000)	$—	$52,207,709	$(153,004,550)	$(312,537)

See accompanying notes.

IdleAire Technologies Corporation
Statements of Cash Flows

	For the year ended
	December 31,
	2006	2005

Operating activities
Net loss	$(60,284,737)	$(26,864,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	26,211,619	2,308,792
Amortization of deferred financing charges	594,000	—
Depreciation and amortization	9,467,015	5,444,382
Impairment of long-lived assets	1,303,885	—
Accretion of asset retirement obligations	402,178	—
Loss on settlement of asset retirement obligation	317,973	—
Loss on disposal of fixed assets	3,180,659	1,024,288
Share-based compensation expense	207,342	24,000
Issuance of warrants for goods or services	49,000	1,527,064
Changes in operating assets and liabilities:
Accounts receivable	(4,814,731)	(355,062)
Inventories	(658,032)	39,875
Prepaid expenses and other assets	(833,054)	(635,591)
Interest income earned on restricted cash	(6,159,198)	—
Acquisition of short-term trading securities, net	(15,000,000)	—
Accounts payable	3,581,172	(1,474,465)
Accrued expenses	3,589,280	(878,258)
Deferred trade revenue	230,982	368,720
Deferred grant revenue	4,981,253	(260,631)
Cash settlement of asset retirement obligation	(459,269)	—

Net cash used in operating activities	(34,092,663)	(19,731,788)

Investing activities
Purchases of property and equipment from related party vendors	(30,428,298)	(1,556,800)
Purchases of property and equipment	(78,284,062)	(2,645,268)
Increase in deposit with related party vendor toward equipment purchases	(14,103,670)	—
Increase in deposits with other vendors toward equipment purchases, net	(1,638,296)	(17,283)
Cost of patents	(12,307)	(34,942)
Restricted cash released to operations	169,709,675	—

Net cash provided by (used in) investing activities	45,243,042	(4,254,293)

Financing activities
Proceeds from issuance of common stock	—	333
Proceeds from issuance of preferred stock	—	17,017,029
Proceeds from exercise of stock options and warrants	134,267	53,816
Collection of stock subscription receivable	—	220,959
Proceeds from issuance of stock warrants	—	33,100,000
Proceeds from issuance of senior secured discount notes	—	201,690,400
Payments on senior secured convertible notes	—	(425,000)
Debt financing costs incurred	(540,553)	(21,986,859)
Payments on capital lease obligations	(37,227)	—
Proceeds from notes payable to related parties	—	1,330,000
Payments on notes payable to related parties	—	(1,930,000)
Restricted cash	—	(200,727,724)

Net cash (used in) provided by financing activities	(443,513)	28,342,954

Net increase in cash and cash equivalents	10,706,866	4,356,873
Cash and cash equivalents at beginning of period	5,925,600	1,568,727

Cash and cash equivalents at end of period	$16,632,466	$5,925,600

Supplemental non-cash activities
Anti-dilution warrants as additional debt discount	$146,416	$—
Receipt of free equipment as a vendor concession	$1,382,391	$—
Issuance of warrants as debt issuance costs in connection with issuance of senior secured discount notes	$—	$5,521,782
Conversion of senior secured convertible notes and accrued interest to preferred stock	$—	$566,757
Issuance of warrants in satisfaction of accrued compensation	$—	$199,600
See accompanying notes.

IdleAire Technologies Corporation
Notes to Financial Statements
December 31, 2006
1. Organization
IdleAire Technologies Corporation (the Company) offers comprehensive in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry. The Company provides its Advanced Truck Stop Electrification (ATE®) services at travel centers and truck fleet terminals throughout North America. Until 2003, the Company was in the development stage. During the development stage, the Company established its financial and operational plans, raised capital through the sale of common and preferred stock, refined its prototype service platform for installation at truck stops, established contacts with potential customers, acquired equipment and premises and hired and trained employees.
In December 2005, the Company completed a note and warrant offering (see Note 6). The proceeds from this offering are being used to fund the installation of ATE® systems at numerous additional sites around the United States, and to fund interim operating losses. During 2006, the Company installed the ATE® systems at 78 new travel center sites and two fleet terminal sites and decommissioned five non-core sites; as of December 31, 2006, the Company operated 99 sites in 26 states.
During 2006 the Company issued purchase orders for $162.3 million. On December 31, 2006, the Company had open commitments on these purchase orders of $67.5 million, primarily for various site equipment components pursuant to the capital expansion plans. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction.
At December 31, 2006, the Company had approximately $16.6 million of cash and cash equivalents, $15.0 million of short-term investments, $39.2 million in restricted cash and investments, and $16.0 million of deposits held by suppliers to be applied to vendor invoices related to the open commitments on purchase orders noted above. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations, has not attained profitable results of operations to date, and has a deficit in stockholders’ equity at December 31, 2006. Management believes that the Company has sufficient resources to fund its open commitments on purchase orders and its operations during 2007; however, the Company may be required to limit its site development in 2007 to assist in this regard. Additionally, the Company may be required to limit its site development and seek additional financing in 2008 and beyond to maintain liquidity and fund its operations. Any sale of additional equity or issuance of debt securities may result in dilution to stockholders, and there can be no assurance as to the availability or terms upon which additional funding sources may be available in the future, if at all.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
2. Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.
Short-term Investments
Short-term investments consist principally of auction rate securities and other variable rate demand obligations. These securities have legal maturities that are at least twenty years, but have their interest rates reset between 7-35 days under an auction system. Because liquidity in these instruments is provided by third parties (the buyers and sellers in the auction) and not the issuer, auctions may fail. In those cases, the auction rate securities remain outstanding, with their interest rate set at the maximum rate which is established in the securities. Despite the fact that auctions rarely fail, the only time the issuer must redeem an auction rate security for cash is at its maturity. Because auction rate securities are frequently re-priced, they trade in the market like short-term investments. These investments are classified as trading securities and carried at estimated fair value (which approximates cost), with gains and losses reported in income.
Restricted Cash and Investments
Restricted cash and investments consist primarily of funds held by a disbursement agent pursuant to a disbursement agreement entered into in connection with the issuance of senior secured discount notes (see Note 6). The investments are principally in the form of auction rate securities, which are carried at estimated fair value (which approximates cost), with gains and losses reported in income.
The disbursement agreement stipulates that initial disbursement amounts will be held in a disbursement account until the funds are needed from time to time to pay for the development, construction and operation of facilities and general corporate and other operating expenses of the Company. Subject to certain exceptions, the disbursement agent will authorize the disbursement of funds from the disbursement account upon a disbursement request containing certain certifications and identifying the purposes to which the requested funds will be applied following disbursement. The disbursement agreement allows two disbursements a month; one in the form of a facilities disbursement and one in the form of an advance disbursement, which is limited to $10.0 million per request.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Fair Value of Financial Instruments
Carrying values of the Company’s current assets, current liabilities and restricted cash approximate their related fair values based upon the current interest rate environment and lengths to maturity.
Carrying value and fair value of the Company’s debt was $234,510,984 and $222,707,000 at December 31, 2006, respectively. The fair value of the Company’s debt is calculated using discounted cash flow analyses at market rates. At December 31, 2005, the carrying value approximated fair value.
Concentrations of Credit Risk
The Company maintains cash or investment accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per legal ownership. At December 31, 2006, the Company had $70,151,361 of these funds deposited with financial institutions in excess of this insurance limit.
The Company relies on third-party suppliers for the manufacture and assembly of its ATE® systems. In the event that certain of these suppliers are unable or unwilling to provide the Company with certain specific components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on operations.
Inventories
Inventories consist of ancillary goods for resale and are stated at the lower of cost or market using the average cost method.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Property and Equipment
Property and equipment, including improvements that add to productive capacity or extend the useful life, are carried at cost. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying statements of operations. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

Revenue-generating equipment	3-15 years
Furniture and fixtures	5 years
Data processing equipment and software	3 years
Automobiles and motorized equipment	3 years
Leasehold improvements, including certain costs associated with the construction of revenue-generating equipment, are depreciated over the shorter of the estimated useful life or lease term.
Capitalized Leases
During 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment at no additional cost to the Company, to be received as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. Capitalized lease obligations were $1,345,164 at December 31, 2006, of which $1,197,936 and $147,228 is included with other liabilities and accrued expenses, respectively, in the accompanying balance sheet.
Impairment of Long-Lived Assets
When indicators of impairment are present, the Company evaluates the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Asset Retirement Obligations
The Company’s lease agreements with certain of its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. The Company’s asset retirement obligation was $1,767,231 at December 31, 2006, and is included with other liabilities in the accompanying balance sheets. The asset retirement obligation was not material in prior periods. During 2006, the Company recorded the following activity with respect to its asset retirement obligations: additions of $1,506,349; accretion of $402,178; cash settlement of $459,269; and loss on settlement of $317,973.
Key assumptions used to calculate the Company’s asset retirement obligations were (i) 2.5% rate of inflation; (ii) weighted average credit-adjusted risk-free interest rate of 21%; and (iii) weighted average life of obligation of 13 years. Expected settlement dates generally represent the lesser of the useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
Revenue Recognition
Revenue for services is recognized as service is completed; revenue from ancillary product sales is recognized at the point of sale. Reported revenues exclude sales tax. Revenue is recorded net of promotional, contractual and customer service discounts as the Company continues to utilize significant discounts to introduce its services to truck drivers through its facilities at truck stops, travel plazas and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.
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
At December 31, 2006 and 2005, accounts receivable included $4,977,187 and $585,345 in grant receivables, respectively.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Senior Secured Discount Notes
Original issue discount on the Senior Secured Discount Notes (Note 6) is amortized over the life of the Notes using the interest method.
Deferred Financing Charges
Deferred financing charges represent certain fees and expenses that have been incurred to obtain the related permanent financing. These costs are amortized over the seven year life of the related debt using the interest method, and charged to interest expense in the accompanying statements of operations. Amortization of deferred financing costs were $594,000 and $0 in 2006 and 2005, respectively.
During 2005, $803,903 of deferred costs was deemed to have no future benefit and was charged to interest expense in the accompanying statements of operations.
Advertising and Promotion
Advertising and promotion costs are expensed as incurred. Advertising expense was $545,086 and $223,685 in 2006 and 2005, respectively. The Company had bartered advertising revenue of $30,048 and $41,788 in 2006 and 2005, respectively.
Research and Development
General research and development costs have consisted principally of software development and related engineering costs. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized.
Patents
The cost to file patents are capitalized and amortized over five years. Capitalized patent costs net of accumulated amortization were $54,449 and $70,434 at December 31, 2006 and 2005, respectively. Patent amortization expense was $28,293 for 2006 and $27,517 for 2005. Patent amortization expense is expected to be $22,092, $15,242, $10,100, $5,327, and $1,688 for 2007, 2008, 2009, 2010, and 2011, respectively.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Share-Based Compensation
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 – revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. For awards with graded vesting, the Company has elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period.
Since the Company used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, it was required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, the Company continues to account for its unvested awards outstanding at the date of adoption using the provisions of APB 25; all awards granted, modified or settled after the date of adoption are accounted for using the measurement recognition and attribution provisions of SFAS 123(R). Pro forma disclosures are no longer permitted, and prior periods are not revised or restated for comparative purposes. Accordingly, there was no cumulative effect upon adoption.
The Company recorded $207,342 in stock-based compensation cost during 2006. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations, loss before income taxes and net loss for 2006 increased by $175,342.
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
Income Taxes
Income taxes are computed based on the liability method of accounting whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Segment Information
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has one reportable industry segment – the operation of the Company’s ATE® systems.
Comprehensive Income
The Company’s net loss is equal to comprehensive loss, as computed in accordance with SFAS No. 130, Reporting Comprehensive Income.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.
New Accounting Standards
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting sales taxes in the Company’s financial statements as the accounting policy is to exclude all such taxes from revenue.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although early adoption of this Statement is permitted, it will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
3. Property and Equipment
Property and equipment consists of the following:

	December 31,
	2006	2005

Revenue-generating equipment	$125,410,713	$32,159,684
Leasehold improvements	826,722	626,977
Furniture and fixtures	679,746	480,457
Data processing equipment and software	4,998,987	3,165,843
Automobiles and motorized equipment	1,521,893	553,211
Service units in process	25,093,253	8,839,686

	158,531,314	45,825,858

Less accumulated depreciation and amortization	(21,023,715)	(12,573,222)

	$137,507,599	$33,252,636

Included within revenue generating equipment and service units in process above is $1,382,393 of free equipment subject to a capital lease (see Notes 2 and 11). At December 31, 2006, accumulated depreciation associated with this equipment was $58,908.
During 2006, the Company capitalized interest of $6,755,381 and salaries and related costs of $1,598,265 associated with the physical construction of new sites.
Deposits with vendors toward purchases of revenue-generating equipment were $15,974,745 and $232,779, at December 31, 2006 and 2005, respectively, of which $14,103,670 was held by a related party (see Note 4).

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
A summary of depreciation expense follows:

	For the Year Ended
	December 31,
	2006	2005

Depreciation expense on revenue-generating equipment	$8,549,764	$4,534,468
Depreciation expense on non-revenue-generating equipment	888,958	882,397

Total depreciation expense	$9,438,722	$5,416,865

During 2006, the Company began full-scale execution of its nationwide ATE® network expansion plan, which included use of funds raised in the 2005 Senior Secured Discount Notes Offering and earmarked for construction of “core sites” meeting certain site selection criteria. In addition, the Company identified and evaluated certain non-core sites which no longer complied with the new site selection criteria. Based on such evaluations, the Company opened 80 new sites, decommissioned five non-core sites, and determined that two remaining non-core sites were impaired. Accordingly, the Company recorded a $1,303,885 impairment charge, a $317,973 loss on settlement of its asset retirement obligations and wrote off $706,000 of fixed assets associated with closed or impaired sites. Additionally, during 2006, the Company determined that certain potential sites were no longer viable candidates for short-term site selection and wrote off $562,961 of capitalized site survey costs. As a result of ongoing modifications and evaluations of site equipment, the Company continues to identify obsolete, damaged or unusable equipment, and wrote off such fixed assets of $1,911,698 in 2006 and $1,024,288 in 2005.
4. Related Party Transactions
The Company is party to an exclusive supply agreement with a shareholder, which provides for the purchase of certain electrical distribution and control products and services; this agreement expires in April 2008. During 2006, the Company issued purchase orders to this shareholder totaling $64.2 million. The Company made payments to this supplier and related party of $43,890,047 and $392,059 in 2006 and 2005, respectively, under this agreement. Additionally, the Company sold $186,973 of component parts to this supplier at its cost, which is included in Accounts Receivable – Related Parties in the accompanying balance sheet at December 31, 2006. Amounts currently payable to this supplier were $1,101,710 and $21,192 at December 31, 2006 and 2005, respectively. At December 31, 2006, this supplier and related party held a deposit of $14,103,670 to be applied toward future purchases.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
During 2006, the Company entered into an exclusive agreement with a supplier that is managed and partially-owned by a shareholder; the agreement provides for the purchase of certain service module components at an agreed-upon price, and expires in September 2009. This agreement supersedes a previous agreement with another company within the same controlled group. The Company made payments of $436,817 and $412,936 pursuant to these agreements in 2006 and 2005, respectively.
During 2006 and 2005, the Company maintained professional services contracts with a shareholder vendor for consulting and construction program management services valued at $514,721 and $3,156,499, respectively. At December 31, 2006 and 2005, amounts due this vendor were $1,633,535 and $1,632,624, respectively. In May 2005, the Company and this vendor entered into a securities purchase agreement pursuant to which this vendor purchased 985,000 shares of Series C Preferred Stock for $4,925,000. Related to this transaction, $925,000 represents a stock subscription receivable at December 31, 2006 and 2005. In 2005 in accordance with the terms of the same agreement, the Company elected to exchange 300,000 shares of Series C Preferred Stock for $1,500,000 of consulting services provided by the vendor. See Note 13 for subsequent developments related to transactions with this vendor.
An executive officer and director is a member of three limited liability companies that are in the business of leasing aircraft. The Company paid such entities $267,388 and $206,849 in 2006 and 2005, respectively, for airplane rental.
The Company leases warehouse space from a limited liability company in which a shareholder and a former director of the Company is a member. The agreement expires in October 2009, and provides for an annual rent obligation of approximately $151,800. Total rent paid under this lease during 2006 and 2005 was $151,835 and $146,635, respectively.
During 2005, seven directors personally guaranteed $7 million of funding for the Company in the event that additional funds were required to support the Company’s operations throughout 2006. Such guarantees were terminated on December 30, 2005. On January 20, 2006, as compensation for these guarantees, it was determined by the board of directors that warrants to purchase 43,083 shares of Company common stock for $0.01 per share would be issued to each of those seven individuals, for an aggregate number of 301,581 shares of common stock. Accordingly, the estimated fair value of such warrants of $1,504,889 was recorded as a component of interest expense in 2005. During 2006, warrants for 43,083 of these shares were exercised.
During 2005, the Company repaid $1,930,000 of related party loans and $59,539 in related interest. These notes were unsecured and were payable with interest that ranged from 5.25% to 5.50% per annum. In addition, certain directors provided personal letters of credit to support

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
Company bank lines of credit that totaled $6,350,000, under which the maximum outstanding balance of $4,400,000 was borrowed and repaid during 2005. The Company did not provide any compensation to these directors for such personal letters of credit.
In April 2005, a then executive officer and current director agreed to purchase for $5,000 certain obsolete Company assets originally purchased for site expansion. This receivable was included in accounts receivable—related parties at December 31, 2006 and 2005; this receivable was collected in 2007. This equipment had a net book value of $167,633 prior to the sale.
5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2006	2005

Salaries and related personnel liabilities	$1,803,899	$835,888
Accrued sales taxes	895,990	343,863
Other liabilities	1,688,054	721,626

	$4,387,943	$1,901,377

6. Senior Secured Discount Notes with Warrants
On December 30, 2005, the Company issued $320,000,000 of 13% Senior Secured Discount Notes (Notes) with 320,000 detachable warrants (Warrants) to purchase 30% of the Company’s common stock on a fully-diluted basis (collectively, the Units). Each Unit consists of a $1,000 principal amount Note and a Warrant. The issue price per Unit was $733.72, resulting in gross proceeds of $234.79 million. Net proceeds from the offering (after payment of approximately $22.0 million in fees and expenses and repayment of approximately $6.0 million of previous existing indebtedness) were primarily deposited in a restricted disbursement cash account (see Note 2).
The Warrants represent a right to purchase 126.1903 shares of Company common stock (per warrant) at $0.01 per share, subject to certain upward adjustment triggered by the Company’s issuance of additional securities. The Note holders’ anti-dilution rights generally terminate upon the completion of an underwritten public offering, of which the net proceeds to the Company exceed $100 million. The Warrants became separately transferable from the Notes during 2006 and will expire on December 15, 2015. The Company recorded $33,100,000 of additional paid-in capital based on the relative estimated fair value of the Warrants.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
During 2006, the Company issued warrants to certain members of management and directors that triggered the anti-dilution provisions contained in the warrant agreement by and between the Company and Wells Fargo Bank, N.A., as the Warrant Agent, dated December 30, 2005 (the “Warrant Agreement”). Pursuant to the Warrant Agreement, the Company is required to issue 178,556 additional warrants to the holders of Warrants issued on December 30, 2005. As a result, the Company recorded an additional debt discount of $146,416 in 2006.
The Notes rank senior in right of payment to all existing and future subordinated indebtedness and equal in right of payment with all other existing and future senior indebtedness. The Notes are unconditionally guaranteed on a senior secured basis by any future domestic restricted subsidiaries. The Notes and guarantees are secured by substantially all of the Company’s tangible and intangible assets.
The Notes mature on December 15, 2012. The Notes were issued at a substantial discount as the Company will not pay interest prior to December 15, 2008. Beginning on December 30, 2005, the Notes accrete interest at an annual rate of 13%, compounded semi-annually to par by June 15, 2008. Interest payments will be made on each of June 15 and December 15, commencing December 15, 2008.
Prior to December 15, 2008, up to 35% of the Notes may be redeemed with the net proceeds of any equity offering at 113% of the accreted value, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the aggregate principal amounts of the Notes originally issued under the indenture governing the Notes remain outstanding. On or after December 15, 2009, the Notes may be redeemed at a redemption price that will decrease ratably from 106.5% of principal to 103.25% of principal on or after December 15, 2010, and at 100% of principal on or after December 15, 2011.
If the Company experiences a change in control, the holders of the Notes will have the right to put their Notes to the Company at 101% of the accreted value thereof, plus accrued and unpaid interest, if any, to the date of repurchase.
Under the terms of the Notes, the Company agreed to make an offer to exchange the Notes for registered, publicly tradable notes with substantially identical terms within 2 years from the issue date. If the Company fails to fulfill its obligations with respect to the exchange offer or the registration of the Notes (a “Registration Default”), the annual interest rate on the Notes will increase by 1.0% over the interest rate that would otherwise apply to the Notes. Such additional interest will be payable in cash. As soon as the Company cures the Registration Default,

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
the interest rate on the Notes will revert to its original level. In addition, upon the occurrence of a Registration Default, the holders of the Notes will be entitled to receive additional warrants that will entitle the holders to purchase at $0.01 per share an aggregate number of Company common stock equal to 5.0% of the then outstanding common stock of the Company on a fully diluted basis.
The Notes have certain limitations on indebtedness and repayment thereof. Additionally, if the consolidated EBITDA, as defined, of the Company for the fiscal year ended December 31, 2008, does not equal or exceed $40.0 million, the Company is required to issue additional warrants entitling the Note holders to purchase at $0.01 per share an aggregate number of Company common stock equal to 10.0% of the Company’s common stock outstanding immediately following such issuance (calculated on a fully diluted basis).
In connection with the Notes offering completed on December 30, 2005, the Company also granted to the initial purchaser 53,333 warrants with terms identical to the separated Warrants. These warrants were valued at $5,521,782 which was recorded as deferred financing costs in the accompanying balance sheet.
7. Secured Convertible Notes
At December 31, 2006 and 2005, the Company has $100,000 outstanding of 10% Secured Convertible Notes (“Convertible Notes”) due 2013. Under certain conditions, the holder of the Convertible Notes has the right to convert all or part of the Convertible Notes into the Company’s common stock at pre-established rates. The Company has a one-time right to prepay, without penalty or further interest payments, on June 1, 2008. These notes are subordinate to the Senior Secured Discount Notes.
In 2005, Convertible Notes totaling $555,000 plus accrued interest of $11,757 were exchanged for Common Stock. Additionally in 2005, Convertible Notes totaling $425,000 plus accrued interest of $20,228 were repaid in whole.
8. Stockholders’ Equity
Common Stock and Warrants
In February 2006, an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock to 200,000,000 shares was adopted by the State of Delaware .

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
As of December 31, 2006 and 2005, the Company had warrants outstanding and exercisable to purchase 48,290,291 and 47,823,237 shares, respectively, of Company common stock. At December 31, 2006, the exercise price of outstanding warrants ranged between $.01 and $5.00 per share, and the weighted average exercise price was $.04 per share. At December 31, 2005, the exercise price of outstanding warrants ranged between $.01 and $2.00 per share, and the weighted average exercise price was $.04 per share.
Preferred Stock
The Company has three classes of issued and outstanding preferred stock which are convertible on a one-for-one basis into Company common stock at any time in whole or part at the option of the holder. Under certain circumstances, the Company may also cause the outstanding shares to be converted into Company common stock. Holders of the preferred shares have the right to vote on most matters. In the event of liquidation, the preferred holders are entitled to a liquidation preference equal to the original purchase price of such shares. In the event of liquidation, the Series A is senior to all classes of common stock and all other series and classes of preferred stock. The Series B is senior to all classes of common stock and all other classes of preferred stock except the Series A, which shall rank senior to the Series B in all respects. The Series C is senior to all classes of common stock and all other series of preferred stock except the Series A and the Series B, which rank senior to the Series C in all respects.
9. Share-Based Compensation
The Amended and Restated 2000 Incentive Stock Plan (the Plan) governs the issuance of share-based awards to employees and directors. The Plan provides for incentive stock options to be granted at an option price equal to or greater than the fair market value of the Company’s common shares as determined by the Board of Directors and to have a term of ten years. In April 2006, the Board of Directors approved a new Director Compensation Policy, subject to the Plan, which provides for stock-based compensation, cash fees, travel reimbursement and an annual retainer to be paid to non-employee directors. In November 2006, the Board of Directors approved an amendment to the Plan which also provides for the issuance of restricted stock awards.
The Company has reserved 20,000,000 shares for issuance under this Plan, of which 12,977,257 were available for grant at December 31, 2006.
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

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
previously used the minimum value method for determining the fair value of options granted for disclosure purposes, the Company is only required to apply the provisions for estimating the fair value of options under SFAS 123(R) prospectively to new options awarded or modifications to existing options.
The Company uses the Black-Scholes Merton model for determining the fair values of options granted and recognizes compensation ratably over the vesting periods. The Company granted 908,075 and 417,626 stock options to employees at a weighted average fair value per share of $0.43 and $1.19 during 2006 and 2005, respectively, using the following weighted average assumptions:

	For the Years Ended
	December 31,
	2006	2005

Expected term in years	5.6	6.1
Risk-free interest rate	4.9%	4.2%
Expected dividend rate	—	—
Expected volatility	51.7%	—
The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of each option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected term of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost for pro forma disclosures, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for 2006 is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
To date, the Company has not recorded any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
The aggregate intrinsic value of options exercised during 2006 and 2005 was $0. The Company received $133,836 and $53,816 in proceeds from the exercise of 70,255 and 28,151 employee stock options during 2006 and 2005, respectively.
The fair value of stock options vested was $338,789 and $537,243 for 2006 and 2005, respectively. At December 31, 2006, there was $259,254 of total unrecognized compensation cost related to unvested share-based compensation arrangements using the fair value method, consisting principally of stock options granted in 2006. This cost is expected to be recognized over a weighted-average period of 2.39 years.
Stock option activity for the year ending December 31, 2006 was as follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at January 1, 2006	4,027,829	$1.96
Granted	908,075	0.82
Exercised	(70,255)	1.91
Forfeited	(352,568)	1.99

Options outstanding at December 31, 2006	4,513,081	$1.73	6.35 years	$—

Options exercisable at December 31, 2006	3,534,338	$1.69	5.72 years

As of December 31, 2006, 70,000 stock options are included in the immediately preceding table but they will vest only upon the completion of a successful initial public offering of common stock. The Company will recognize expense on these options at such time that a transaction is consummated based upon the difference between the fair value of the stock on the vesting date and the exercise price.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
10. Income Taxes
Income taxes as shown in the statements of operations for all periods presented differ from the amounts computed using the statutory federal income tax rate as follows:

	2006	2005

U.S federal statutory rate	34.0%	34.0%
State taxes (net of federal benefit)	3.8	2.8
Change in deferred tax valuation allowance	(37.6)	(36.7)
Other	(0.2)	(0.1)

	0.0%	0.0%

The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryforward	$56,988,370	$32,546,537
Accrued liabilities	379,955	181,754
Deferred revenue	5,060,737	3,089,179
Other	—	34,775

	62,429,062	35,852,245
Deferred tax liabilities:
Depreciation	(4,810,334)	(1,026,399)
Asset retirement obligations	(126,449)	—

Net deferred tax assets	57,492,279	34,825,846
Valuation allowance	(57,492,279)	(34,825,846)

	$—	$—

Federal and state net operating loss carryforwards of approximately $150,918,739 and $145,182,518, respectively, expire beginning in 2015. Realization of net deferred tax assets is dependent upon sufficient future taxable income during the carryforward periods. The valuation allowance is provided until it is more likely than not that the net deferred tax assets will be realized. The valuation allowance increased by approximately $22,666,000 and $9,850,000 in 2006 and 2005, respectively.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
11. Leases
During 2006, the Company entered into multiple lease agreements for corporate space with terms ranging from one to seven years. Rent expense associated with corporate office and warehouse space was $896,739 and $526,941 for the years ended December 31, 2006 and 2005, respectively.
Minimum rental commitments under operating leases primarily for corporate office and warehouse space, having an initial or remaining noncancelable term of more than one year are as follows at December 31, 2006 (including the related party lease disclosures in Note 4):

2007	$692,932
2008	666,331
2009	668,957
2010	514,056
2011	495,966
Thereafter	608,842

$3,647,084

As described in Notes 2 and 3, the Company has capital lease obligations associated with free equipment; those commitments are as follows at December 31, 2006:

2007	$321,750
2008	427,680
2009	427,680
2010	427,680
2011	320,760
Thereafter	72,939

1,998,489
Interest	(653,325)

$1,345,164

In addition, the Company has signed a number of leasing or licensing agreements with travel centers and other locations which will allow the installation of the Company’s ATE® systems at these sites. These agreements generally provide for the payment of rent based on a percentage of revenues generated at the applicable site; thus, no amounts are incurred prior to opening such sites. Contingent rent expense under these agreements totaled $972,593 and $505,926 for the years ending December 31, 2006 and 2005, respectively.

IdleAire Technologies Corporation
Notes to Financial Statements (continued)
12. Commitments and Contingencies
The Company has three-year employment agreements with certain officers which require, among other things, that they will adhere to confidentiality and noncompete requirements, and that in certain circumstances, they will be paid one year’s salary if their employment is terminated prior to the term of their contract. The agreements also provide for payment of $1.0 million each should the Company undergo a change in control.
On November 27, 2006, the Company was served with a complaint by a former supplier in the U.S. District Court for the Eastern District of Tennessee, alleging that by its termination of a manufacturing and sales agreement, the Company had breached the contract and interfered with certain advantageous business relationships. The complaint does not specify an amount of damages. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position. A Motion to Dismiss the Complaint was filed on March 5, 2007.
The Company is subject to various legal proceedings which arise in the ordinary course of its business. Management believes that the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.
See also Note 13 for subsequent events related to legal contingencies.
13. Subsequent Event
As discussed in Note 4, during 2006 and 2005 the Company maintained professional services contracts with a shareholder vendor for consulting and construction program management services. Subsequent to December 31, 2006, this vendor threatened to serve a complaint against the Company alleging that the Company, by making payments in stock instead of in cash, had failed to satisfy its payment obligations under a Program Management Services Agreement dated August 17, 2004. The vendor also alleged that by the Company’s choosing to perform construction program management services with internal staff, the Company had deprived it of the material benefits of its agreement with the Company. The vendor has threatened to sue the Company for damages of $23 million, including $20 million for loss of profits. If and when the complaint is served, the Company plans to vigorously defend its position.