Form 10QSB
period 2007-03-31
IDLEAIRE TECHNOLOGIES CORP
filed 2007-05-15
CIK 1162298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 000-51966
IdleAire Technologies Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	62-1829384

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2007, the issuer had 48,800,595 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☑

IdleAire Technologies Corporation
Form 10-QSB
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	1
Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006	2
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	3
Notes to Condensed Unaudited Financial Statements	4

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1A – Risk Factors	24

Item 1B – Legal Proceedings	32

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 – Defaults Upon Senior Securities	33

Item 4 – Submission of Matters to a Vote of Security Holders	33

Item 5 – Other Information	33

Item 6 – Exhibits	33

Signatures	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
Item 1. Financial Statements
IdleAire Technologies Corporation
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$24,729,639	$16,632,466
Short-term trading securities	14,900,000	15,000,000
Accounts receivable	3,126,805	5,587,935
Inventories	891,594	950,742
Prepaid expenses and other current assets	2,473,713	1,915,075

Total current assets	46,121,751	40,086,218

Restricted cash and investments	15,090,948	39,221,783
Deposits with vendors	14,709,765	15,974,745
Property and equipment, net	144,879,093	137,507,599
Deferred financing costs, net	29,131,860	29,452,860
Other assets	82,739	110,130

Total assets	$250,016,156	$262,353,335

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,015,742	$6,222,687
Accrued expenses	7,190,923	5,672,425
Deferred trade revenue	1,418,413	1,221,147
Deferred grant revenue	2,060,787	1,161,344

Total current liabilities	13,685,865	14,277,603

Deferred grant revenue	11,712,048	10,812,118
Other liabilities	3,129,143	2,965,167
Secured convertible notes	100,000	100,000
Senior secured discount notes	243,519,984	234,510,984

Total liabilities	272,147,040	262,665,872

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,349,676	30,349,676
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	48,673,927	49,055,727
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155,254	22,155,254
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,800,595 and 48,646,610 shares issued at March 31, 2007 and December 31, 2006, respectively	48,801	48,647
Stockholder subscription receivable	(925,000)	(925,000)
Treasury stock, 111,111 common shares, at cost	(200,000)	(200,000)
Additional paid-in capital	52,706,674	52,207,709
Accumulated deficit	(174,940,216)	(153,004,550)

Total stockholders’ deficit	(22,130,884)	(312,537)

Total liabilities and stockholders’ deficit	$250,016,156	$262,353,335

See accompanying notes.
The condensed balance sheet as of December 31, 2006 is taken from the audited financial statements at that date.

IdleAire Technologies Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Net revenues:
Basic and premium services, net	$5,345,256	$1,029,077
Ancillary product sales	448,178	104,297
Grant revenues	571,677	437,997
Other revenues	97,030	81,204

Total net revenues	6,462,141	1,652,575

Operating expenses:
Direct site operating costs (1)	11,170,323	2,471,498
Cost of ancillary product sales	246,707	81,052
Depreciation and amortization	4,844,345	1,359,434
Selling, general and administrative expenses	4,992,480	3,925,499
Loss on disposal of fixed assets	122,822	18,381

Total operating expenses	21,376,677	7,855,864

Loss from operations	(14,914,536)	(6,203,289)

Interest income	862,260	2,111,405
Interest expense	(7,883,390)	(7,850,632)

Net loss	$(21,935,666)	$(11,942,516)

(1)	Excludes depreciation expense in the amount of $4,481,270 and $1,174,477 for the three months ended March 31, 2007 and 2006, respectively, reported in a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Operating activities
Net loss	$(21,935,666)	$(11,942,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	7,558,366	7,779,000
Amortization of deferred financing charges	321,000	59,000
Depreciation and amortization	4,844,345	1,359,434
Accretion of asset retirement obligations	94,110	—
Loss on disposal of fixed assets	122,822	18,381
Share-based compensation expense	48,523	10,100
Issuance of warrants for goods or services	—	33,000
Changes in operating assets and liabilities:
Accounts receivable	2,461,130	570,984
Inventories	59,148	30,582
Prepaid expenses and other assets	(600,559)	(365,011)
Interest income earned on restricted cash	(359,266)	(1,963,710)
Short-term trading securities	100,000	—
Accounts payable	(4,491,427)	778,940
Accrued expenses	2,789,989	2,692,542
Deferred trade revenue	197,266	(39,338)
Deferred grant revenue	1,799,373	(437,997)

Net cash used in operating activities	(6,990,846)	(1,416,609)

Investing activities
Purchases of property and equipment	(10,598,281)	(6,668,505)
Deposits with vendors toward equipment purchases, net	1,264,980	(14,234,888)
Cost of patents	(15,785)	—
Restricted cash released to operations	24,490,101	31,072,070

Net cash provided by investing activities	15,141,015	10,168,677

Financing activities
Proceeds from exercise of stock options and warrants	26,796	17,089
Debt financing costs incurred	—	(135,553)
Payments on capital lease obligations	(79,792)	—

Net cash used in financing activities	(52,996)	(118,464)

Net increase in cash and cash equivalents	8,097,173	8,633,604
Cash and cash equivalents at beginning of period	16,632,466	5,925,600

Cash and cash equivalents at end of period	$24,729,639	$14,559,204

Supplemental non-cash activities
Anti-dilution warrants as additional debt discount	$42,000	$114,571
Warrants as commission in connection with sale of Series B preferred stock	$381,800	$—
See accompanying notes.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
March 31, 2007
1. Summary of Significant Accounting Policies
Basis of Presentation
IdleAire Technologies Corporation (the Company) offers comprehensive in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry. The Company provides its Advanced Truck Stop Electrification (ATE®) services at travel centers and truck fleet terminals throughout the continental United States. As of March 31, 2007, the Company operated 108 sites in 29 states.
In December 2005, the Company completed a discount note and warrant offering, the proceeds of which are being used to fund the installation of ATE® systems at numerous additional sites around the United States, and to fund interim operating losses. At March 31, 2007, the Company had open commitments on purchase orders of approximately $61.5 million, primarily for various site equipment components pursuant to the Company’s capital expansion plans. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction.
At March 31, 2007, the Company had approximately $24.7 million of cash and cash equivalents, $14.9 million of short-term investments, $15.1 million in restricted cash and investments, and $14.7 million of deposits held by suppliers to be applied to vendor invoices related to the open commitments on purchase orders noted above. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations, has not attained profitable results of operations to date, and has a deficit of $22.1 million in stockholders’ equity at March 31, 2007. Management believes that the Company has sufficient resources to fund its open commitments on purchase orders and its operations during 2007; however, depending on the cash from operations over the remainder of 2007, the Company may be required to limit its site development in 2007 to assist in this regard. Additionally, the Company may be required to limit its site development and seek additional financing in 2008 and beyond to maintain liquidity and fund its operations. Any sale of additional equity or issuance of debt securities may result in dilution to stockholders, and there can be no assurance as to the availability or terms upon which additional funding sources may be available in the future, if at all.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
The unaudited financial statements of IdleAire Technologies Corporation (the Company) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements are prepared on a consistent basis with those of the annual financial statements for the year ended December 31, 2006 and should be read in conjunction with the audited financial statements and notes thereto. The interim results are not necessarily indicative of the results that may be expected for a full year.
Certain prior period amounts have been reclassified in order to conform to the current period presentation.
Revenue Recognition
Revenue for services is recognized as service is completed; revenue from ancillary product sales is recognized at the point of sale. Reported revenues exclude sales taxes. Revenue is recorded net of promotional, contractual and customer service discounts as the Company continues to utilize discounts to introduce its services to truck drivers through its facilities at truck stops, travel plazas and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.
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
On January 1, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). Pursuant to the adoption of this standard, the Company has elected to exclude from revenue all sales taxes and any other taxes that are imposed on a revenue transaction between the Company and its customers. The adoption of EITF 06-3 had no effect on the Company’s financial statements, since this policy is consistent with prior treatment.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
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
Capitalized Leases
During 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment at no additional cost to the Company, to be received as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. As of March 31, 2007, capitalized lease obligations were $1,298,741, of which $1,138,520 and $160,221 are included with other liabilities and accrued expenses in the accompanying balance sheets. As of December 31, 2006, capitalized lease obligations were $1,345,164, of which $1,197,936 and $147,228 are included with other liabilities and accrued expenses in the accompanying balance sheets.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
Asset Retirement Obligations
The Company’s lease agreements with certain of its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. The Company’s asset retirement obligation was $1,990,623 and $1,767,231 at March 31, 2007 and December 31, 2006, respectively, and is included with other liabilities in the accompanying balance sheets. During the three months ended March 31, 2007, the Company recorded additions of $129,282 and accretion of $94,110 with respect to its asset retirement obligations.
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
Share-Based Compensation
The Company accounts for share-based payments to employees in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. For the three months ended March 31, 2007 and 2006, the Company recorded share-based compensation expense of $48,523 and $10,100, respectively.
Since the Company used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, it was required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, the Company continues to account for its nonvested awards outstanding at January 1, 2006 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All awards granted, modified or settled after January 1, 2006 are accounted for using the measurement recognition and attribution provisions of SFAS 123(R). Additionally, deferred taxes, excess tax benefits and tax deduction deficiencies also continue to be accounted for under those methods. Accordingly, the pool of excess tax benefits for awards accounted for under SFAS 123(R) started at $0 on January 1, 2006.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of March 31, 2007, the Company had no uncertain tax positions and no adjustments to liabilities or retained earnings were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which was $0 for the three months ended March 31, 2007.
Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. However, due to the Company’s historical net operating loss position, all tax attributes are subject to adjustment upon examination. There are no income tax examinations currently in process.
New Accounting Standards
On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although early adoption of this Statement is permitted, it will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
2. Property and Equipment
Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Revenue-generating equipment	$136,854,039	$125,410,713
Leasehold improvements	859,267	826,722
Furniture and fixtures	704,863	679,746
Data processing equipment and software	5,407,909	4,998,987
Automobiles and motorized equipment	2,278,247	1,521,893
Service units in process	24,370,054	25,093,253

	170,474,379	158,531,314

Less accumulated depreciation and amortization	(25,595,286)	(21,023,715)

	$144,879,093	$137,507,599

At March 31, 2007 and December 31, 2006, revenue-generating equipment and service units in process above include $1,369,600 and $1,382,393, respectively, of free equipment subject to a capital lease (see Note 1). Accumulated depreciation associated with this equipment was $110,194 and $58,908 at March 31, 2007 and December 31, 2006, respectively.
During the three months ended March 31, 2007 and 2006, the Company opened nine new sites and one new site, respectively. At March 31, 2007, the Company had 4 additional sites under physical construction. During the three months ended March 31, 2007, the Company capitalized interest and salaries of $1,538,800 and $484,310, respectively, relating to the construction and deployment of new sites. For the three months ended March 31, 2006, these amounts were not material.
At March 31, 2007 and December 31, 2006, deposits with vendors toward future purchases of revenue-generating equipment were $14,709,765 and $15,974,745, respectively.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
A summary of depreciation expense follows:

	Three Months Ended
	March 31,
	2007	2006

Depreciation expense on revenue-generating equipment	$4,481,270	$1,174,477
Depreciation expense on non-revenue-generating equipment	354,116	178,076

Total depreciation expense	$4,835,386	$1,352,553

3. Debt and Equity
During 2006, the Company issued warrants to certain members of management and directors. The issuance triggered the anti-dilution provisions contained in the warrant agreement by and between the Company and Wells Fargo Bank, N.A., as the Warrant Agent, dated December 30, 2005 (the “Warrant Agreement”). At March 31, 2007, the Company is required to issue 229,956 additional warrants to the holders of warrants issued on December 30, 2005 pursuant to the Warrant Agreement.
During the three months ended March 31, 2007, management became aware that a warrant for 95,450 common shares that was issued to a director in satisfaction of a commission obligation related to the 2004 Series B preferred stock offering had not been recorded in the financial statements. The Company recorded the transaction during the three months ended March 31, 2007, which resulted in a $381,800 decrease to Series B preferred stock and a corresponding increase to additional paid-in capital. Additionally, as a result of the anti-dilution provisions contained in the Warrant Agreement, the Company recorded an additional debt discount and corresponding increase to additional paid-in capital of $42,000 during the three months ended March 31, 2007. These adjustments were not material to debt, equity or the results of operations of any prior periods and, accordingly, did not require restatement of any prior periods.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
4. Commitments and Contingencies
On November 27, 2006, the Company was served with a complaint by a former supplier in the U.S. District Court for the Eastern District of Tennessee, alleging that by its termination of a manufacturing and sales agreement, the Company had breached the contract and interfered with certain advantageous business relationships. The complaint does not specify an amount of damages. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position. A Motion to Dismiss the Complaint was filed on March 5, 2007 and the plaintiff subsequently filed an amended complaint. On May 7, 2007, the Company filed its reply brief in support of the Motion to Dismiss the First Amended Complaint. A hearing has not yet been set on this Motion.
During 2006 and 2005, the Company maintained professional services contracts with a shareholder vendor for consulting and construction program management services. On April 13, 2007, this vendor served a complaint against the Company alleging that the Company, by making payments in stock instead of in cash, had failed to satisfy its payment obligations under a Program Management Services Agreement dated August 17, 2004. The vendor also alleged that by having internal staff perform the construction program management services, the Company had deprived it of the material benefits of its agreement with the Company. The shareholder vendor is seeking damages for $23 million, including $20 million for loss of profits. The Company plans to vigorously defend its position.
The Company is subject to various legal proceedings which arise in the ordinary course of its business. Management believes that the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements or Information
This Form 10-QSB and statements included or incorporated by reference in this Form 10-QSB include certain historical and forward-looking information. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, and working capital needs and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand and utilization of our ATE® systems, the number of parking spaces and locations we expect to install, competition, the seasonal nature of our business, economic conditions, regulatory matters and litigation and other risks as well as our negotiation of agreements with third parties. In addition, construction projects such as the rollout of our ATE® system entail significant risks, including local building permit approval, shortages of materials or skilled labor, dependence on third party electrical power and telecommunications providers, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. These assumptions may prove to be inaccurate.
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

Overview
IdleAire Technologies Corporation is the leading provider of in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry through its patented advanced travel center electrification, or ATE® system. We believe that our ATE® system is the only commercial idling reduction alternative that provides significant value to all key stakeholders in the trucking industry without imposing additional costs. Our existing ATE® network includes travel centers, truck stops and fleet terminals nationwide. As of March 31, 2007, our ATE® network was installed in 7,156 parking spaces at 108 locations across 29 states, and we had provided more than 12.9 million hours of service.
How We Generate Revenue
We generate revenues principally from the sale of basic and premium services, ancillary products, and from government grant monies earned, as follows:
•	Basic and premium services. Basic services include HVAC and shore power electricity, basic satellite television (20 channels), unlimited local telephone and Internet access. Our basic services are charged hourly, with a one hour minimum. The retail rate per hour for basic services was $2.18 as of March 31, 2007, with an approximate 15% discount for fleets and gold members. To obtain the discount rate for basic services, a fleet company must sign a fleet contract. Premium services include premium satellite television (46 channels), movies-on-demand, Ethernet or wireless based Internet access, unlimited long distance telephone service, and driver training modules. These services are generally sold in packages or blocks of time. Additionally, basic and premium services include revenues from the amortization of annual gold card membership sales. The Gold Card membership allows members to purchase our products and selected services at a discount. Any driver may purchase a gold membership for $10 which is effective for 6 months. For the three months ended March 31, 2007 and 2006, revenues from basic and premium services accounted for 92.3% and 90.8% of our net product revenues, respectively.

•	Ancillary products. Ancillary products include window adaptors, telephones, computer accessories including keyboards, Ethernet and Wi-Fi cards, remotes and coaxial and power cables. For the three months ended March 31, 2007 and 2006, revenues from the sale of ancillary products accounted for 7.7% and 9.2% of our net product revenues, respectively.

•	Amortization of grants. Through March 31, 2007, we have been awarded approximately $46.2 million in cumulative-to-date grant assistance from governmental agencies, which is net of grants withdrawn, expired or terminated. Through March 31, 2007, we have received approximately $17.2 million in cumulative-to-date funds. Grant revenues consist of amortization of grant funds received and recognized as follows: (i) grants with continuing service requirements are recognized on a straight-line basis over the life of the contract; (ii) grants designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment; and (iii) grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant.
Trends in Our Business
In December 2005, the Company raised $234.8 million through a discount note and warrant offering, the net proceeds of which are being used to fund the installation of ATE® units at numerous additional sites around the United States and to fund interim operating losses. Our current network expansion plan, initiated during the first quarter of 2006, includes the installation of our ATE® systems in approximately 13,000 parking spaces, of which we have completed 6,032 spaces through March 31, 2007.
The following table summarizes our site deployment activity for the three months ended March 31, 2007:

	Total Sites
	Travel	Fleet
	Centers	Terminals	Other	Total
Site Analysis

December 31, 2006	96	2	1	99
January 1 – March 31	9	—	—	9

March 31, 2007	105	2	1	108

Key performance indicators for our business include the following:
•	Occupancy – calculated as the total amount of hours of ATE® system time used by our customers divided by the total amount of hours available for ATE® system use, assuming 24-hour availability for every parking space. We analyze occupancy to evaluate utilization overall as well as individual site performance. Year-to-date occupancy was 17.1% and 16.6% for the three months ended March 31, 2007 and 2006, respectively. On an aggregate basis, current quarter occupancy also includes start-up time associated with new sites. For our “core comp” sites (opened for at least one year), occupancy for the first quarter of 2007 averaged 22.2%.

•	Fleet Usage – calculated as the percentage of hours used by fleet customers as compared to total hours used. Fleet usage was 86.9% and 41.8% for the first quarters of 2007 and 2006, respectively. We believe this is an important metric as it validates the “network effect” on growing usage.
We provide our services at a cost that is significantly less than the cost of diesel fuel burned during idling. Our ATE® system reduces the need for idling during federally-mandated resting periods for drivers, saving approximately one gallon of diesel fuel per hour of idling and reducing engine wear and maintenance expense. Because of this, users of our services often compare our pricing to the average cost of diesel prices. During the first quarter of 2007, the average discounted price per hour charged for basic service was $1.85 compared with the national average price of diesel of $2.55 per gallon. During the first quarter of 2006, the average discounted price per hour charged for basic service was $1.62 compared with the national average price of diesel of $2.50 per gallon.
Historically, our business has been subject to seasonal volatility, with a larger portion of sales typically realized during the summer and winter months of the year due to the weather. We believe that our network expansion will increase fleet acceptance of our ATE® system which we expect to translate into a lower overall percentage use by more seasonal owner-operator users. We expect this may reduce seasonality in future periods.
We expect to incur net losses for the foreseeable future as we continue to deploy a critical mass network of locations, expand fleet sales efforts and grow operations. The goal is to increase our utilization and revenues to generate economies of scale which we believe, when combined with relatively flat operating expenses, will allow us to reach profitability.

Results of Operations
The following table summarizes our operations for the three months ended March 31, 2007 and 2006:

	Three Months	% of	Three Months	% of
	Ended	Net	Ended	Net
	March 31,	Product	March 31,	Product
	2007	Revenues	2006	Revenues
Statements of Operating Data:

Net revenues:
Basic and premium services, net	$5,345,256	92.3%	$1,029,077	90.8%
Ancillary product sales	448,178	7.7	104,297	9.2

Net product revenues	5,793,434	100.0	1,133,374	100.0
Grant revenues	571,677		437,997
Other revenues	97,030		81,204

Total net revenues	6,462,141		1,652,575

Operating expenses:
Direct site operating costs (1)	11,170,323	192.8	2,471,498	218.1
Cost of ancillary product sales	246,707	4.3	81,052	7.1
Depreciation and amortization	4,844,345	83.6	1,359,434	119.9
Selling, general & administrative expenses	4,992,480	86.2	3,925,499	346.4
Loss on disposal of fixed assets	122,822	2.1	18,381	1.6

Total operating expenses	21,376,677	369.0%	7,855,864	693.1%

Loss from operations	(14,914,536)		(6,203,289)
Interest expense, net	(7,021,130)		(5,739,227)

Net loss	$(21,935,666)		$(11,942,516)

(1)	Exclusive of depreciation and amortization expense, presented in a separate caption.
Total net revenues. The growth in total net revenues was principally due to the increase in the number of ATE®-equipped sites from 25 as of March 31, 2006 to 108 as of March 31, 2007. For the three months ended March 31, 2007 compared with the three months ended March 31, 2006, the average number of ATE®-equipped spaces available for rent increased from 1,363 spaces to 6,895 spaces, total hours of usage increased from 487,402 hours to 2,551,604 hours, and the hourly rate of basic services increased 14%. Additionally, the Company collected $4,745,539 in grants during the three months ended March 31, 2007, of which $251,071 represented incremental amortization to grant revenues, less $117,391 of 2006 amortization associated with grants for which all service requirements were completed in 2006.

Direct site operating costs. Our site level costs and expenses primarily consist of (i) salaries and benefits for a team of site representatives, (ii) lease consideration for parking spaces, (iii) cost of electricity, satellite television and movies, (iv) telephone and communications, and (v) equipment maintenance costs. As a percentage of net product revenues, direct site operating costs decreased from 218% to 193%, principally due to a reduction in site-level salaries and benefits as a percentage of net product revenues from 126% of net product revenues, or $1,430,707, for the three months ended March 31, 2006 to 119% of net product revenues, or $6,909,993, for the three months ended March 31, 2007. This is due to better leverage of existing staff and economies of scale achieved as a result of our network expansion.
Selling, general and administrative expenses. Selling, general and administrative expenses declined as a percentage of net product revenues from 346% for the three months ended March 31, 2007 to 86% for the three months ended March 31, 2006 as the increased revenue base was able to absorb more of the fixed corporate costs.
Interest expense, net. Net interest expense increased $1,281,903 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to: (i) a $1,249,144 decrease in interest income associated with a lower investing base; (ii) an increase of $1,571,559 interest expense associated with the Company’s debt; and (iii) $1,538,800 of capitalized interest during the three months ended March 31, 2007.
Liquidity and Capital Resources
In December 2005, we raised approximately $234.8 million through the sale of Senior Discount Notes and Common Stock Warrants (the “Senior Discount Notes Offering”). The net proceeds from the Senior Discount Notes Offering are being used for our current nationwide ATE® network expansion. The Notes rank senior in right of payment to all existing and future subordinated indebtedness and equal in right of payment with all other existing and future senior indebtedness. The Notes are unconditionally guaranteed on a senior secured basis by any future domestic restricted subsidiaries. The Notes and guarantees are secured by substantially all of the Company’s tangible and intangible assets. In the event that we enter into a $25.0 million senior revolving credit facility, the liens on the collateral that secure the Notes and the guarantees will be contractually subordinated to the liens securing the indebtedness under such future credit facility. At this time, the Company has had only preliminary discussions with potential lenders regarding the credit facility. There is no assurance that the Company will secure such credit facility.
As of March 31, 2007, we had cash and cash equivalents of $24,729,639, short-term investments of $14,900,000, and restricted cash and investments of $15,090,948.

Cash Flows
Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, for the following reasons:
•	Customers frequently purchase branded member cards and assorted prepaid plans for future use. As of March 31, 2007, we have deferred recognition of related trade revenues of approximately $1.4 million to future periods.

•	Through March 31, 2007, we have been awarded approximately $46.2 million in cumulative-to-date grant assistance from governmental agencies, which is net of grants withdrawn, expired or terminated. We have invoiced approximately $19.8 million against these grants and, of this total, we have deferred recognition of $13.8 million of related revenue to future periods. Of the remaining $26.4 million in grant monies not yet invoiced, we expect such amounts to become collectible as additional sites are built. However, there can be no assurance that all amounts will be collected. In addition, we plan to continue our efforts to pursue other grant opportunities.
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
We historically have satisfied our working capital requirements primarily through sales of equity and debt securities. Cash flows from operating, financing and investing activities are summarized in the following table:

	Three Months Ended
	March 31,
	2007	2006
Activity:
Operating activities	$(6,990,846)	$(1,416,609)
Investing activities	15,141,015	10,168,677
Financing activities	(52,996)	(118,464)

Net increase in cash	$8,097,173	$8,633,604

Operating Activities
The net cash used in operating activities of $6,990,846 and $1,416,609 for the three months ended March 31, 2007 and 2006, respectively, is due principally to our site operating expenses and selling, general and administrative expenses exceeding revenues. The change between periods is primarily due to an $8.7 million increase in operating losses less a $4.2 million increase in grant receipts.

Investing Activities
The $15,141,015 provided by investing activities during the three months ended March 31, 2007 was primarily due to the release of approximately $24.5 million of restricted cash to operations which, combined with $1.3 million of existing prepayments, was used to purchase $10.6 million of equipment used in our capital expansion plan and to fund operational losses. The $10,168,677 used in investing activities during the three months ended March 31, 2006 was primarily due to purchases and prepayments of property and equipment, less restricted cash released to operations.
Our current ATE® network expansion plan includes the installation of our ATE® systems in approximately 13,000 parking spaces during 2006 and 2007, of which we have completed 6,032 new spaces and have 222 spaces under construction as of March 31, 2007. Capital expenditures for these 13,000 spaces are anticipated to be approximately $195 million. We plan to fund this expansion with our available cash and restricted cash, deposits made toward equipment purchases, grant monies already awarded but not yet invoiced, work in process components previously purchased and operating revenues as the additional spaces are placed in service.
Financing Activities
The net cash used by financing activities of $52,996 for the three months ended March 31, 2007 included payments on capital lease obligations of $79,792, offset by $26,796 received from the exercise of stock options and warrants. This compares to net cash used in financing activities of $118,464 for the three months ended March 31, 2006, which included debt issuance costs of $135,553 offset by $17,089 received from the exercise of stock options and warrants.
At March 31, 2007, the Company had open commitments on purchase orders of approximately $61.5 million, primarily for various site equipment components pursuant to the Company’s capital expansion plans. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction.
At March 31, 2007, the Company had approximately $24.7 million of cash and cash equivalents, $14.9 million of short-term investments, $15.1 million in restricted cash and investments, and $14.7 million of deposits held by suppliers to be applied to vendor invoices related to the open commitments on purchase orders noted above. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations, has not attained profitable results of operations to date, and has a deficit in stockholders’ equity at March 31, 2007. Management believes that the Company has sufficient resources to fund its open commitments on purchase orders and its operations during 2007; however, depending on the cash from operations over the remainder of 2007, the Company may be required to limit its site development in 2007 to assist in this regard. Additionally, the Company may be required to limit its site development and seek additional financing in 2008 and beyond to maintain liquidity and fund its operations. Any sale of additional equity or issuance of debt securities may result in dilution to stockholders, and there can be no assurance as to the availability or terms upon which additional funding sources may be available in the future, if at all.

We are party to certain legal proceedings which arose in the ordinary course of our business. We cannot predict at this time the outcome of any of these proceedings and there is no assurance that ultimate liabilities with respect to these proceedings will not have a material adverse effect on our financial position or results of our operations.
Recently Issued Accounting Pronouncements
On January 1, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). Pursuant to the adoption of this standard, the Company has elected to exclude from revenue all sales taxes and any other taxes that are imposed on a revenue transaction between the Company and its customers. The adoption of EITF 06-3 had no effect on the Company’s financial statements, since this policy is consistent with prior treatment.
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of March 31, 2007, we had no uncertain tax positions and no adjustments to liabilities or operations were required.
On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although early adoption of this Statement is permitted, it will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.

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
Share-Based Compensation. The Company accounts for share-based payments to employees in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. For awards with graded vesting, the Company has elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period.

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
The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of the option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility used for purposes of computing fair value is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
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
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, and streamlining or migrating processes. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
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
We have a history of net losses and an accumulated deficit of $175 million at March 31, 2007. We cannot guarantee if, when and the extent that we will become profitable, or that we can maintain profitability once it is achieved.
We are not currently profitable. We recorded a net loss of $21.9 million for the three months ended March 31, 2007. We expect to continue to incur and report net losses at least through 2007. Our future operating results over both the short and long term will be subject to factors, many of which are beyond our control. These factors include, among other things, the following:
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

Since inception, we have incurred losses every fiscal quarter through March 31, 2007. We expect to incur increasing operating expenses as we continue to construct new installation sites. We are currently experiencing negative operating margins and negative cash flows from operations as the cost of operating our ATE® system network exceeds the revenue generated from the usage of the ATE® system network. We cannot provide any assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon successful expansion of our ATE® systems nationwide, and achieving greater utilization of our ATE® systems.
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
Our long-term growth will depend on the number of truck fleets and drivers who adopt idling alternatives, and how quickly they adopt them. We began operating our ATE® business in 2003. To further develop the market for idling alternatives, we will need to continue to devote significant resources to marketing and other business development activities. Developing a market for idling alternatives takes time and it may take us longer than we expect. In the event that we are successful in developing a growing market for idling alternatives, we may find the market smaller than we expect.
The trucking industry is highly fragmented and regulated.
Our target customers in the trucking industry are a disparate group, including operators of travel centers, owners of truck fleets and drivers. Some travel center operators and truck fleet owners are small companies that are not well-versed in industry trends or new methods of doing business. As a result, we may not be able to establish a consistently effective method for marketing our systems and programs to such industry participants.
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
Our ATE® technology has growing but still relatively limited adoption. At the ATE®-equipped sites, we have, and are educating, truck drivers about the benefits of using our ATE® systems and that our ATE® systems provide a superior alternative to idling. Lack of acceptance by the truck drivers would make it difficult for us to grow our business. Despite the obvious benefits of the ATE® systems, we may have difficulty gaining widespread or rapid acceptance of the ATE® systems for a number of reasons including:
•	our failure to educate the truck drivers of the benefits for using the ATE® systems;

•	truck drivers’ unwillingness to change their idling habits; and

•	the introduction of competing products or services in the market.
We will require significant capital to complete our nation-wide ATE® system expansion plan , and financing may not be available to us on reasonable terms, if at all.
We are in a capital intensive industry. At an average size travel center consisting of 70 installed spaces, the capital expenditures involved is approximately $1.1 million, or about $15,000 a space. Completion of the nationwide expansion of our ATE® system network will require significant amounts of capital. We began operating our ATE® system in 2003 and we have not yet achieved widespread market acceptance. We may not be able to generate sufficient cash flow to meet the capital needs required for the completion of our nationwide expansion plan. If our existing capital resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue convertible debt securities. Any sale of additional equity or issuance of convertible debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay our nationwide expansion plan, reduce the scope of, or eliminate one or more aspects of our business development activities, all of which could adversely affect the growth of our business. As of March 31, 2007, we have deposited approximately $14.7 million with our vendors and suppliers to secure our short-term purchase obligations. In the event we need to delay our expansion plan due to insufficient financing, there may be a delay involved in the refund of these deposits, and our financial situation may be further strained as a result.
As we continue the nationwide expansion of our ATE® system network, we may have difficulty managing our growth and expanding our operations successfully.
As we continue the nationwide expansion of our ATE® system network, we may need to expand our construction, sales, marketing and internal accounting activities. We will need to manage relationships with the rapidly growing numbers of employees, partners and customers. Failure to effectively manage any of these relationships may lead to legal disputes and unnecessary litigation. Our growth will continue to place a significant strain on our managerial, operational and financial resources. To manage the growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employees, including our customer service representatives. There can be no assurance that our systems, procedures or controls will be adequate to support our operations.

Our business is subject to seasonal volatility and our operating results may fluctuate on a quarterly and annual basis.
Our business is subject to seasonal volatility, with a larger portion of sales typically realized during the summer and winter months of each fiscal year due to the weather. Accordingly, this may create variability in our sales revenues between periods, depending on the severity of weather patterns. While we believe that our network expansion and increasing fleet acceptance of our ATE® system may reduce seasonality for future periods, there is no assurance that will indeed be the case.
We depend upon our key personnel to run our business and manage our business growth. The loss of any one of them could have a materially adverse effect on our business, operating results and financial condition.
Our success depends largely upon the continued contributions of our experienced senior management team and our ability to attract and retain qualified personnel. The relationships and reputation that our key employees have established and continue to maintain with government agencies, travel center operators and our manufacturing and service strategic partners are key to our success. Competition for qualified personnel is highly intense and no assurance can be made that we will be able to retain our key employees or that we will be able to attract and retain additional qualified personnel in the future. The loss of any of our officers or key personnel could impair our ability to identify and secure new installation agreements and strategic partnerships, and in turn materially adversely affect our ability to manage the growth of our business.
Although we are in active negotiation with travel centers, travel center operators and truck fleet owners to expand our network coverage, our expansion plan may not succeed as quickly as anticipated, if at all.
Our success in expanding our network coverage depends on our ability to market our ATE® system to travel center operators and truck fleet owners and obtain building permit approvals from local municipal planning agencies. If these parties do not find our value proposition compelling because of travel center maintenance shop or truck wash expansion, ground lease extensions or other reasons, or require extensive and costly improvements prior to issuing a building permit, our plan to install a nationwide network of our ATE® systems could be delayed. Although we also plan to install our ATE™ systems at fleet terminals, distribution centers, seaports and border crossings, there is no assurance that we will be successful in penetrating those markets on terms that are acceptable to us, or at all.

We rely on third-party suppliers for the manufacture and assembly of our ATE® systems, and may not be able to meet the schedule of our expansion plan if our suppliers cannot meet the specific quantity and quality requirements.
We rely on third-party suppliers for the manufacture and assembly of our ATE® system. In the event that certain of these suppliers are unable or unwilling to provide us with certain specific components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on our operations. We cannot assure you that our current suppliers will at all times dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would have an adverse effect on our ability to install our ATE® systems. General economic downturns or factors such as labor strikes, supply shortages, product defects, or safety recalls of particular equipment, affecting those manufacturers with whom we have a strategic partnership would also likely have a material adverse effect on our business.
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
Maintaining the security of our networks is an issue of critical importance for our customers because our services involve the storage and transmission of proprietary, confidential data and customer information, including truck fleet financial data and personal information, such as debit or credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our ATE® system. If our security measures, or those of our contractors handling our customers’ information, are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Successful penetration of our network security could have a negative impact on our reputation and could lead our existing and potential customers to choose not to use our ATE® system or services. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer website could lead to a general public loss of confidence in the use of the Internet, which could diminish the attractiveness of our systems and service offerings.
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
Through March 31, 2007, we have been awarded approximately $46.2 million in cumulative-to-date grants of which we have invoiced approximately $19.8 million. Of the remaining $26.4 million in grant monies not yet invoiced, such amounts will become collectible as additional sites are constructed. However, there can be no assurances that all such amounts will be collected. We have also applied for other funding under the DOT’s Congestion Mitigation and Air Quality (CMAQ) Program which is designed to assist communities in attaining the EPA’s air quality standards. Although we believe that we will receive additional grants, as well as other sources of governmental funding in the future, there can be no assurance that we will in fact receive such additional funding or that the amounts of funding we do receive will not be less than what we currently anticipate.

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

Item 1B. Legal Proceedings
On November 27, 2006, we were served with a complaint by Chiaphua Industries Limited (“Chiaphua”) in the U.S. District Court for the Eastern District of Tennessee, alleging that by our termination of a Manufacturing and Sales Agreement with Chiaphua dated April 2004, we have breached the contract and have interfered with certain advantageous business relationships with Chiaphua. The complaint does not specify an amount of damages. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position. A Motion to Dismiss the Complaint was filed on March 5, 2007 and the plaintiff subsequently filed an amended complaint. On May 7, 2007, we filed our reply brief in support of the Motion to Dismiss the First Amended Complaint. A hearing has not yet been set on this Motion.
During 2006 and 2005, we maintained professional services contracts with PB Constructors, Inc. (“PB”), a shareholder vendor, for consulting and construction program management services. On April 13, 2007, PB served a complaint against us alleging that, by making payments in stock instead of in cash, we had failed to satisfy our payment obligations under a Program Management Services Agreement dated August 17, 2004. PB also alleged that by having our internal staff perform construction program management services, we had deprived them of the material benefits of their agreements with us. PB is seeking damages for $23 million, including $20 million for loss of profits. We plan to vigorously defend our position.
We are subject to various legal proceedings which arise in the ordinary course of business. While management believes that the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company, we cannot assure you that that will indeed be the case.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
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

Date: May 15, 2007	By:	/s/ Michael C. Crabtree

Michael C. Crabtree
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul W. Boyd

Paul W. Boyd
Chief Financial Officer and Treasurer
(Principal Financial Officer)