Form 10QSB
period 2007-06-30
IDLEAIRE TECHNOLOGIES CORP
filed 2007-08-14
CIK 1162298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2007, the issuer had 48,827,414 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure                  Yes   No
Format (Check one):                                                    ☐     ☑

IdleAire Technologies Corporation
Form 10-QSB
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	1
Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	2
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	3
Notes to Condensed Unaudited Financial Statements	4

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 – Controls and Procedures	24

Part II. OTHER INFORMATION

Item 1A – Risk Factors	26

Item 1B – Legal Proceedings	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – Submission of Matters to a Vote of Security Holders	35

Item 5 – Other Information	36

Item 6 – Exhibits	36

Signatures	37

EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
IdleAire Technologies Corporation
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$19,423,293	$16,632,466
Short-term trading securities	14,900,000	15,000,000
Accounts receivable	1,494,660	5,587,935
Inventories	772,020	950,742
Prepaid expenses and other current assets	2,141,013	1,915,075

Total current assets	38,730,986	40,086,218

Restricted cash and investments	1,065,526	39,221,783
Deposits with vendors	13,091,102	15,974,745
Property and equipment, net	156,092,600	137,507,599
Deferred financing costs, net	28,735,860	29,452,860
Other assets	433,185	110,130

Total assets	$238,149,259	$262,353,335

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,989,351	$6,222,687
Accrued expenses	7,396,592	5,672,425
Deferred trade revenue	1,765,626	1,221,147
Deferred grant revenue	2,301,447	1,161,344

Total current liabilities	13,453,016	14,277,603

Deferred grant revenue	12,436,374	10,812,118
Other liabilities	3,691,265	2,965,167
Secured convertible notes	100,000	100,000
Senior secured discount notes	252,805,994	234,510,984

Total liabilities	282,486,649	262,665,872

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,349,676	30,349,676
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	48,673,927	49,055,727
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155,254	22,155,254
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,827,414 and 48,646,610 shares issued at June 30, 2007 and December 31, 2006, respectively	48,827	48,647
Stockholder subscription receivable	(925,000)	(925,000)
Treasury stock, 111,111 common shares, at cost	(200,000)	(200,000)
Additional paid-in capital	53,011,759	52,207,709
Accumulated deficit	(197,451,833)	(153,004,550)

Total stockholders’ deficit	(44,337,390)	(312,537)

Total liabilities and stockholders’ deficit	$238,149,259	$262,353,335

See accompanying notes.
The condensed balance sheet as of December 31, 2006 is taken from the audited financial statements at that date.

IdleAire Technologies Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues:
Basic and premium services, net	$7,189,035	$1,764,603	$12,534,291	$2,793,681
Ancillary product sales	508,702	224,638	956,880	328,934
Grant revenues	637,092	479,388	1,208,769	917,385
Other revenues	77,513	92,446	174,543	173,650

Total net revenues	8,412,342	2,561,075	14,874,483	4,213,650

Operating expenses:
Direct site operating costs (1)	12,335,096	4,018,632	23,505,419	6,490,130
Cost of ancillary product sales	317,718	163,536	564,425	244,588
Depreciation and amortization	5,250,491	1,573,988	10,094,836	2,933,422
Selling, general and administrative expenses	5,428,728	3,683,122	10,421,208	7,608,621
Impairment of long-lived assets	—	1,303,885	—	1,303,885
Loss on settlement of asset retirement obligation	—	316,807	—	316,807
Loss on disposal of fixed assets	54,412	970,242	177,234	988,623

Total operating expenses	23,386,445	12,030,212	44,763,122	19,886,076

Loss from operations	(14,974,103)	(9,469,137)	(29,888,639)	(15,672,426)

Interest income	564,961	2,218,700	1,427,221	4,330,105
Interest expense	(8,102,475)	(6,634,079)	(15,985,865)	(14,484,711)

Net loss	$(22,511,617)	$(13,884,516)	$(44,447,283)	$(25,827,032)

(1)	Excludes depreciation expense in the amount of $4,826,150 and $1,360,493 for the three months ended June 30, 2007 and 2006, respectively, and $9,307,420 and $2,534,970 for the six months ended June 30, 2007 and 2006, respectively, reported in a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Operating activities
Net loss	$(44,447,283)	$(25,827,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense, net of amounts capitalized	15,259,291	14,295,578
Amortization of deferred financing costs	717,000	174,000
Depreciation and amortization	10,094,836	2,933,422
Impairment of long-lived assets	—	1,303,885
Accretion of asset retirement obligations	200,405	275,144
Loss on settlement of asset retirement obligation	—	316,807
Loss on disposal of property and equipment	177,234	988,623
Share-based compensation expense	226,920	133,144
Issuance of warrants for goods or services	—	41,000
Changes in operating assets and liabilities:
Accounts receivable	4,093,275	592,533
Inventories	178,722	(152,036)
Prepaid expenses and other assets	(493,368)	(301,001)
Interest income earned on restricted cash	(387,785)	(3,948,481)
Acquisition of short-term trading securities, net	100,000	—
Accounts payable	(4,233,336)	5,875,821
Accrued expenses	1,686,150	2,808,765
Deferred trade revenue	544,479	39,462
Deferred grant revenue	2,764,359	(911,772)
Cash settlement of asset retirement obligation	—	(331,022)

Net cash used in operating activities	(13,519,101)	(1,693,160)

Investing activities
Purchases of property and equipment	(24,890,785)	(31,175,192)
Proceeds from disposal of property and equipment	3,079	—
Deposits with vendors toward equipment purchases, net	2,883,643	(31,008,425)
Cost of patents	(24,771)	(34,942)
Restricted cash released to operations	38,544,042	75,774,671

Net cash provided by investing activities	16,515,208	13,556,112

Financing activities
Proceeds from exercise of stock options and warrants	34,504	108,505
Deferred offering costs incurred	(72,193)	—
Deferred financing costs incurred	—	(135,553)
Payments on capital lease obligations	(167,591)	(4,354)

Net cash used in financing activities	(205,280)	(31,402)

Net increase in cash and cash equivalents	2,790,827	11,831,550
Cash and cash equivalents at beginning of period	16,632,466	5,925,600

Cash and cash equivalents at end of period	$19,423,293	$17,757,150

Supplemental non-cash activities
Anti-dilution warrants as additional debt discount	$161,006	$114,571
Receipt of free equipment as a vendor concession	$345,600	$975,000
Warrants as finder’s fee in connection with sale of Series B convertible preferred stock	$381,800	$—
See accompanying notes.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
IdleAire Technologies Corporation (the Company) offers comprehensive in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry. The Company provides its ATE Advanced Truck Stop Electrification® services at travel centers and truck fleet terminals throughout the continental United States. As of June 30, 2007, the Company operated 118 sites in 33 states.
In December 2005, the Company completed a discount note and warrant offering, the proceeds of which are being used to fund the installation of ATE systems at numerous additional sites around the United States, and to fund interim operating losses. At June 30, 2007, the Company had open commitments on purchase orders of approximately $55.4 million, primarily for various site equipment components pursuant to the Company’s capital expansion plans. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction.
At June 30, 2007, the Company had approximately $19.4 million of cash and cash equivalents, $14.9 million of short-term investments, $1.1 million in restricted cash and investments, and $13.1 million of deposits held by suppliers to be applied to vendor invoices related to the open commitments on purchase orders noted above. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations, has not attained profitable results of operations to date, and has a deficit of $44.3 million in stockholders’ equity at June 30, 2007. Management believes that the Company has sufficient resources to fund its open commitments on purchase orders and its operations during 2007; however, depending on the cash from operations over the remainder of 2007, the Company may be required to limit its site development in 2007 to assist in this regard. Additionally, the Company may be required to limit its site development and seek additional financing in 2008 and beyond to maintain liquidity and fund its operations. Any sale of additional equity or issuance of debt securities may result in dilution to stockholders, and there can be no assurance as to the availability or terms upon which additional funding sources may be available in the future, if at all. The Company announced on July 25, 2007 that it has plans to file with the Securities and Exchange Commission a registered initial public offering of its common stock. However, there is no assurance that the filing will be made or that the offering will indeed take place. The offering, if any, will be made only by means of a prospectus.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
The unaudited financial statements of IdleAire Technologies Corporation included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements are prepared on a consistent basis with those of the annual financial statements for the year ended December 31, 2006 and should be read in conjunction with the audited financial statements and notes thereto. The interim results are not necessarily indicative of the results that may be expected for a full year.
Certain prior period amounts have been reclassified in order to conform to the current period presentation.
Revenue Recognition
Revenue for services is recognized as service is completed; revenue from ancillary product sales is recognized at the point of sale. Reported revenues exclude sales taxes. Revenue is recorded net of promotional, contractual and customer service discounts as the Company continues to utilize discounts to introduce its services to truck drivers through its facilities at travel centers, truck fleet terminals and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.
Grant revenue is recognized as follows: (i) grants with continuing service requirements are recognized on a straight-line basis over the life of the contract; (ii) grants otherwise designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment; and (iii) grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant. Deferred grant revenue represents that portion of grant monies billed or received but not yet earned.
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
Capitalized Leases
During 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment, at no additional cost to the Company, as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. As of June 30, 2007, capitalized lease obligations were $1,618,463, of which $1,433,218 and $185,245 are included with other liabilities and accrued expenses, respectively, in the accompanying balance sheets. As of December 31, 2006, capitalized lease obligations were $1,345,164, of which $1,197,936 and $147,228 are included with other liabilities and accrued expenses, respectively, in the accompanying balance sheets.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
Asset Retirement Obligations
The Company’s lease agreements with certain of its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. The Company’s asset retirement obligation was $2,258,047 and $1,767,231 at June 30, 2007 and December 31, 2006, respectively, and is included with other liabilities in the accompanying balance sheets.
Key assumptions used to calculate the Company’s asset retirement obligations were (i) 2.5% rate of inflation; (ii) weighted average credit-adjusted risk-free interest rate of 21%; and (iii) weighted average term of obligation of 13 years. Expected settlement dates generally represent the lesser of the useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of June 30, 2007, the Company had no uncertain tax positions and no adjustments to liabilities or retained earnings were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which was $0 for the three months and six months ended June 30, 2007.
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

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
2. Property and Equipment
Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006

Revenue-generating equipment	$150,773,084	$125,410,713
Leasehold improvements	905,736	826,722
Furniture and fixtures	711,733	679,746
Data processing equipment and software	5,716,577	4,998,987
Automobiles and motorized equipment	2,834,195	1,521,893
Service units in process	25,692,426	25,093,253

	186,633,751	158,531,314

Less accumulated depreciation and amortization	(30,541,151)	(21,023,715)

	$156,092,600	$137,507,599

At June 30, 2007 and December 31, 2006, revenue-generating equipment and service units in process above include $1,728,000 and $1,382,393, respectively, of free equipment subject to a capital lease (see Note 1). Accumulated depreciation associated with this equipment was $166,980 and $58,908 at June 30, 2007 and December 31, 2006, respectively.
During the three months and six months ended June 30, 2007, the Company opened 10 new sites and 19 new sites, respectively. During the three months and six months ended June 30, 2006, the Company opened 15 new sites and 16 new sites, respectively. At June 30, 2007, the Company had 8 additional sites under physical construction. The Company capitalized internal costs relating to the construction and deployment of new sites, as follows: during the three months and six months ended June 30, 2007, the Company capitalized interest of $1,753,214 and $3,292,014, respectively; and capitalized salaries and travel costs of $570,844 and $1,055,154, respectively. During the three months and six months ended June 30, 2006, the Company capitalized interest and salaries of $1,562,422 and $660,196, respectively.
At June 30, 2007 and December 31, 2006, deposits with vendors toward future purchases of revenue-generating equipment were $13,091,102 and $15,974,745, respectively.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
A summary of depreciation expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Depreciation expense on revenue-generating equipment	$4,826,150	$1,360,493	$9,307,420	$2,534,970
Depreciation expense on non-revenue-generating equipment	412,806	206,380	766,922	384,455

Total depreciation expense	$5,238,956	$1,566,873	$10,074,342	$2,919,425

3. Debt and Equity
During 2006 and 2007, the Company issued warrants to certain members of management and directors. These issuances triggered the anti-dilution provisions contained in the warrant agreement by and between the Company and Wells Fargo Bank, N.A., as the Warrant Agent, dated December 30, 2005 (the “Warrant Agreement”). At June 30, 2007, the Company was obligated to issue 283,805 additional warrants to the holders of warrants issued on December 30, 2005 pursuant to the Warrant Agreement.
In December 2005, we raised approximately $234.8 million through the sale of Senior Discount Notes (the “Notes”) and Common Stock Warrants (the “Senior Discount Notes Offering”). In connection with the Senior Discount Notes Offering, the Company entered into a Registration Rights Agreement with the holders named therein, dated December 30, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to make an offer to exchange the Notes for registered, publicly tradable notes with substantially identical terms within 2 years from the issue date. If the Company had failed to fulfill its obligations with respect to the exchange offer or the registration of the Notes, the holders of the Notes would have been entitled to receive additional warrants that would have entitled the holders to purchase at $0.01 per share an aggregate number of Company common stock equal to 5.0% of the then outstanding common stock of the Company on a fully diluted basis (the “Registration Default Warrants”). The Company fulfilled its registration obligation under the Registration Rights Agreement by commencing an exchange offer on July 16, 2007. The exchange offer is currently scheduled to expire at 5:00 pm., New York City time, on August 14, 2007. As a result, the Company will not be required to issue any Registration Default Warrants under the Registration Rights Agreement.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
4. Share-Based Compensation
The Company granted 195,500 and 223,000 stock options to employees at a weighted average fair value per share of $.96 and $1.04 during the three months and six months ended June 30, 2007, respectively. The Company granted 824,000 and 855,575 stock options to employees at a weighted average fair value per share of $.44 during the three months and six months ended June 30, 2006, respectively. The fair value per share was calculated using the Black Scholes Merton model with the following weighted average assumptions:

	For the Six Months Ended
	June 30,
	2007	2006

Expected term in years	5.9	5.6
Risk-free interest rate	4.6%	4.9%
Expected dividend rate	—	—
Expected volatility	36.7%	51.7%
For the three months and six months ended June 30, 2007, the Company recorded share-based compensation expense to employees and directors of $178,397 and $226,920, respectively. For the three months and six months ended June 30, 2006, the Company recorded share-based compensation expense of $123,044 and $133,144, respectively.
During the six months ended June 30, 2007, management became aware that a warrant for 95,450 common shares that was issued to a director in satisfaction of a finder’s fee obligation related to the 2004 Series B preferred stock offering had not been recorded in the financial statements. The Company recorded the transaction during the six months ended June 30, 2007, which resulted in a $381,800 decrease to Series B preferred stock and a corresponding increase to additional paid-in capital. As a result of the anti-dilution provisions contained in the Warrant Agreement, the Company became obligated to issue 51,400 additional warrants to the holders of warrants issued on December 30, 2005 and recorded an additional debt discount and corresponding increase to additional paid-in capital of $42,000 during the six months ended June 30, 2007. These adjustments were not material to debt, equity or the results of operations of any prior periods and, accordingly, did not require restatement of any prior periods.
The Company’s Board Compensation policy provides for annual equity awards to non-employee directors as compensation for serving on the Board of Directors. Specifically, non-employee directors are granted the right to receive either (i) a warrant to purchase 10,000 shares of common stock or (ii) 10,000 restricted common shares. During the three months ended June 30, 2007, the Company granted non-employee directors equity awards for 2006 and 2007, totaling 100,000 shares. The fair value of this grant was $221,000, of which $121,917 was recorded as compensation expense during the three months ended June 30, 2007. As a result of the anti-dilution provisions contained in the Warrant Agreement, the Company became obligated to issue 53,849 additional warrants to the holders of warrants issued on December 30, 2005 and recorded an additional debt discount and corresponding increase to additional paid-in capital of $119,006 during the six months ended June 30, 2007.

IdleAire Technologies Corporation
Notes to Condensed Unaudited Financial Statements
5. Commitments and Contingencies
On November 27, 2006, the Company was served with a complaint by a former supplier in the U.S. District Court for the Eastern District of Tennessee, alleging that by its termination of a manufacturing and sales agreement, the Company had breached the contract and interfered with certain advantageous business relationships. The complaint, which was subsequently amended, does not specify an amount of damages. The Company is in the process of answering the amended complaint. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position.
During 2006 and 2005, the Company maintained professional services contracts with a shareholder vendor for consulting and construction program management services. On April 13, 2007, this vendor served a complaint against the Company alleging that the Company, by making payments in stock instead of in cash, had failed to satisfy its payment obligations under a Program Management Services Agreement dated August 17, 2004. The vendor also alleged that by having internal staff perform the construction program management services, the Company had deprived it of the material benefits of its agreement with the Company. The shareholder vendor is seeking damages for $23 million, including $20 million for loss of profits. On May 29, 2007, we filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia. On May 31, 2007, we filed a motion in the Supreme Court of the State of New York, New York County, to compel arbitration of the claim and to stay the action pending such arbitration. The motion was heard on July 11, 2007 and we are awaiting a ruling. The Company plans to vigorously defend its position.
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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand and utilization of our ATE systems, the number of parking spaces and locations we expect to install, competition, the seasonal nature of our business, economic conditions, regulatory matters and litigation and other risks as well as our negotiation of agreements with third parties. In addition, construction projects such as the rollout of our ATE system entail significant risks, including local building permit approval, shortages of materials or skilled labor, dependence on third party electrical power and telecommunications providers, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. These assumptions may prove to be inaccurate.
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

Overview
IdleAire Technologies Corporation is the leading provider of in-cab idle reduction, driver work environment, communication, safety and other training services to the long-haul trucking industry through its patented advanced travel center electrification, or ATE system. We believe that our ATE system is the only commercial idling reduction alternative that provides significant value to all key stakeholders in the trucking industry without imposing significant incremental costs. Our existing ATE network includes travel centers and fleet terminals nationwide. As of June 30, 2007, our ATE network was installed in 7,754 parking spaces at 118 locations across 33 states, and we had provided more than 16.3 million hours of service.
How We Generate Revenue
We generate revenues principally from the sale of basic and premium services, ancillary products, and from government grant monies earned, as follows:
•	Basic and premium services. Basic services include HVAC and shore power electricity, basic satellite television (20 channels), unlimited local telephone and Internet access. Our basic services are charged hourly, with a one hour minimum. The retail rate per hour for basic services was $2.18 as of June 30, 2007, with a discount for fleets and gold members. To obtain the discount rate for basic services, a fleet company must sign a fleet contract. Premium services include premium satellite television (46 channels), movies-on-demand, Ethernet or wireless based Internet access, unlimited long distance telephone service, and driver training modules. These services are generally sold in packages or blocks of time. Additionally, basic and premium services include revenues from the amortization of annual gold card membership sales. The Gold Card membership allows members to purchase our products and selected services at a discount. Any driver may purchase a gold membership for $10 which is effective for 6 months. For the six months ended June 30, 2007 and 2006, revenues from the sale of basic and premium services accounted for 92.9% and 89.5% of our net product revenues, respectively.

•	Ancillary products. Ancillary products include window adaptors, telephones, keyboards, remotes and coaxial and power cables. For the six months ended June 30, 2007 and 2006, revenues from the sale of ancillary products accounted for 7.1% and 10.5% of our net product revenues, respectively.

•	Amortization of grants. Through June 30, 2007, we have been awarded approximately $47.0 million in cumulative-to-date grant assistance from governmental agencies, which is net of grants withdrawn, expired or terminated. Through June 30, 2007, we have received approximately $20.5 million in cumulative-to-date funds. Grant funds invoiced but not yet received were $1.2 million at June 30, 2007. Grant revenues consist of amortization of grant funds received and recognized as follows: (i) grants with continuing service requirements are recognized on a straight-line basis over the life of the contract; (ii) grants otherwise designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment; and (iii) grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant.
Trends in Our Business
In December 2005, the Company raised $234.8 million through a discount note and warrant offering, the net proceeds of which are being used to fund the installation of ATE units at numerous additional sites around the United States and to fund interim operating losses. Our current network expansion plan, initiated during the first quarter of 2006, includes the installation of our ATE systems in approximately 13,000 new parking spaces; as of June 30, 2007, we have completed 6,630 new spaces under the new expansion, for a total of 7,754 space overall.
The following table summarizes our site deployment activity for the six months ended June 30, 2007:

	Total Sites
	Travel	Fleet
	Centers	Terminals	Other	Total

Site Analysis
December 31, 2006	96	2	1	99
January 1 – March 31	9	—	—	9
April 1 – June 30	10	—	—	10

June 30, 2007	115	2	1	118

Key performance indicators for our business include the following:
•	Occupancy – calculated as the total amount of hours of ATE system time used by our customers divided by the total amount of hours available for ATE system use, assuming 24-hour availability for every parking space. We analyze occupancy to evaluate utilization overall as well as individual site performance. Occupancy was 19.2% and 20.1% for the six months ended June 30, 2007 and 2006, respectively. On an aggregate basis, current quarter occupancy also includes start-up time associated with new sites. For our “core comp” sites (opened for at least one year), occupancy was 28.4% and 26.3% for the three months ended June 30, 2007 and 2006, respectively, and 25.8% and 23.5% for the six months ended June 30, 2007 and 2006, respectively.

•	Fleet Usage – calculated as the percentage of hours used by fleet customers as compared to total hours used. Fleet usage was 40.1% and 30.5% for the three months ended June 30, 2007 and 2006, respectively, and 41.8% and 32.9% for the six months ended June 30, 2007 and 2006. As we continue to deploy our ATE systems at easy-to-find, convenient locations along high volume freight delivery routes, we believe we can create a positive “network effect” which can drive the occupancy rate and our top-line growth. We believe fleet usage is an important metric as it validates the “network effect” on growing usage.
We provide our services at a cost that is significantly less than the cost of diesel fuel burned during idling. Our ATE system reduces the need for idling during federally-mandated resting periods for drivers, saving approximately one gallon of diesel fuel per hour of idling and reducing engine wear and maintenance expense. Because of this, users of our services often compare our prices with the average cost of diesel prices. The price of diesel averaged $2.81 and $2.68 during the three months and six months ended June 30, 2007; the price of diesel averaged $2.84 and $2.67 during the three months and six months ended June 30, 2006.
Historically, our business has been subject to seasonal volatility, with a larger portion of sales typically realized during the summer and winter months of the year due to the weather. We believe that our network expansion will increase fleet acceptance of our ATE system which we expect to translate into a lower overall percentage use by more seasonal owner-operator users. We expect this may reduce seasonality in future periods.
We expect to incur net losses for the foreseeable future as we continue to deploy a critical mass network of locations, expand fleet sales efforts and grow operations. The goal is to increase our utilization and revenues to generate economies of scale which we believe, when combined with what we anticipate to be relatively flat operating expenses, will allow us to reach profitability.

Results of Operations
The following table summarizes our operations for the six months ended June 30, 2007 and 2006:

	Six Months	% of	Six Months	% of
	Ended	Net	Ended	Net
	June 30,	Product	June 30,	Product
	2007	Revenues	2006	Revenues
Statements of Operating Data:

Net revenues:
Basic and premium services, net	$12,534,291	92.9%	$2,793,681	89.5%
Ancillary product sales	956,880	7.1	328,934	10.5

Net product revenues	13,491,171	100.0	3,122,615	100.0
Grant revenues	1,208,769		917,385
Other revenues	174,543		173,650

Total net revenues	14,874,483		4,213,650

Operating expenses:
Direct site operating costs (1)	23,505,419	174.2	6,490,130	207.8
Cost of ancillary product sales	564,425	4.2	244,588	7.8
Depreciation and amortization	10,094,836	74.8	2,933,422	93.9
Selling, general & administrative expenses	10,421,208	77.2	7,608,621	243.7
Impairment of long-lived assets	—		1,303,885	41.8
Loss on settlement of asset retirement obligation	—		316,807	10.1
Loss on disposal of fixed assets	177,234	1.3	988,623	31.7

Total operating expenses	44,763,122	331.8%	19,886,076	636.8%

Loss from operations	(29,888,639)		(15,672,426)
Interest expense, net	(14,558,644)		(10,154,606)

Net loss	$(44,447,283)		$(25,827,032)

(1)	Exclusive of depreciation and amortization expense, presented in a separate caption.

Total net revenues. The growth in total net revenues was principally due to the increase in the number of ATE-equipped sites from 37 as of June 30, 2006 to 118 as of June 30, 2007. For the six months ended June 30, 2007 compared with the six months ended June 30, 2006, the average number of ATE-equipped spaces available for rent increased from 1,474 spaces to 7,146 spaces and total hours of usage increased from 1,283,000 hours to 5,963,000 hours. Additionally, the Company collected $8,017,236 in grants during the six months ended June 30, 2007, of which $606,254 represented incremental amortization to grant revenues, less $314,870 of 2006 amortization associated with grants for which all service requirements were completed in 2006.
Direct site operating costs. Our site level costs and expenses primarily consist of (i) salaries and benefits for a team of site representatives, (ii) lease consideration for parking spaces, (iii) cost of electricity, satellite television and movies, (iv) telephone and communications, and (v) equipment maintenance costs. As a percentage of net product revenues, direct site operating costs decreased from 208% to 174%, principally due to a reduction in site-level salaries and benefits as a percentage of net product revenues from 113% of net product revenues, or $3,518,325, for the six months ended June 30, 2006 to 107% of net product revenues, or $14,490,490, for the six months ended June 30, 2007. This is due to better leverage of existing staff and economies of scale achieved as a result of our network expansion.
Selling, general and administrative expenses. Selling, general and administrative expenses declined as a percentage of net product revenues from 244% for the six months ended June 30, 2006 to 77% for the six months ended June 30, 2007 as the increased revenue base was able to absorb more of the fixed corporate costs.
Interest expense, net. Net interest expense increased $4,404,038 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to: (i) a $2,902,883 decrease in interest income associated with a lower investing base; (ii) an increase of $3,230,748 in interest expense associated with the Company’s debt; and (iii) an increase of $1,729,592 in capitalized interest during the six months ended June 30, 2007.
Liquidity and Capital Resources
In December 2005, we raised approximately $234.8 million through the sale of Senior Discount Notes (the “Notes”) and Common Stock Warrants (the “Senior Discount Notes Offering”). The net proceeds from the Senior Discount Notes Offering are being used for our current nationwide ATE network expansion. The Notes rank senior in right of payment to all existing and future subordinated indebtedness and equal in right of payment with all other existing and future senior indebtedness. The Notes are unconditionally guaranteed on a senior secured basis by any future domestic restricted subsidiaries. The Notes and guarantees are secured by substantially all of the Company’s tangible and intangible assets. Under the terms of the Notes, if we enter into a $25.0 million senior revolving credit facility, the liens on the collateral that secure the Notes and the guarantees will be contractually subordinated to the liens securing the indebtedness under such future credit facility. While the Company has had preliminary discussions with potential lenders regarding such a credit facility, there is no assurance that the Company will secure such credit facility.
As of June 30, 2007, we had cash and cash equivalents of $19,423,293, short-term investments of $14,900,000, and restricted cash and investments of $1,065,526.

Cash Flows
Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, for the following reasons:
•	Customers frequently purchase member cards and assorted prepaid plans for future use. As of June 30, 2007, we have deferred recognition of related trade revenues of approximately $1.8 million to future periods.

•	Through June 30, 2007, we have been awarded approximately $47.0 million in cumulative-to-date grant assistance from governmental agencies, which is net of grants withdrawn, expired or terminated. We have invoiced approximately $21.7 million against these grants and, of this total, we have deferred recognition of $14.7 million of related revenue to future periods. Of the remaining $25.3 million in grant monies not yet invoiced, we expect such amounts to become collectible as additional sites are built. However, there can be no assurance that all amounts will be collected. In addition, we plan to continue our efforts to pursue other grant opportunities.
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
We historically have satisfied our working capital requirements primarily through sales of equity and debt securities. Cash flows from operating, financing and investing activities are summarized in the following table:

	Six Months Ended
	June 30,
	2007	2006

Activity:
Operating activities	$(13,519,101)	$(1,693,160)
Investing activities	16,515,208	13,556,112
Financing activities	(205,280)	(31,402)

Net increase in cash	$2,790,827	$11,831,550

Operating Activities
The net cash used in operating activities of $13,519,101 and $1,693,160 for the six months ended June 30, 2007 and 2006, respectively, is due principally to our site operating expenses and selling, general and administrative expenses exceeding revenues. The change between periods is primarily due to the increase in operating losses.

Investing Activities
The $16,515,208 provided by investing activities during the six months ended June 30, 2007 was primarily due to the release of approximately $38.5 million of restricted cash to operations which, combined with $2.9 million of existing prepayments, was used to purchase $24.9 million of equipment used in our capital expansion plan and to fund operational losses. The $13,556,112 used in investing activities during the six months ended June 30, 2006 was primarily due to purchases and prepayments of property and equipment, less restricted cash released to operations. As of June 30, 2007, we have 118 sites operating and 8 sites under construction.
Financing Activities
The net cash used in financing activities of $205,280 for the six months ended June 30, 2007 included payments on capital lease obligations of $167,591, offset by $34,504 received from the exercise of stock options and warrants and deferred offering costs of $72,193. This compares to net cash used in financing activities of $31,402 for the six months ended June 30, 2006, which included debt issuance costs of $135,553 offset by $108,505 received from the exercise of stock options and warrants and $4,354 in payments on capital lease obligations.
At June 30, 2007, the Company had open commitments on purchase orders of approximately $55.4 million, primarily for various site equipment components pursuant to the Company’s capital expansion plans. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction.
At June 30, 2007, the Company had approximately $19.4 million of cash and cash equivalents, $14.9 million of short-term investments, $1.1 million in restricted cash and investments, and $13.1 million of deposits held by suppliers to be applied to vendor invoices related to the open commitments on purchase orders noted above. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations, has not attained profitable results of operations to date, and has a deficit in stockholders’ equity at June 30, 2007. Management believes that the Company has sufficient resources to fund its open commitments on purchase orders and its operations during 2007; however, depending on the cash from operations over the remainder of 2007, the Company may be required to limit its site development in 2007 to assist in this regard. Additionally, the Company may be required to limit its site development and seek additional financing in 2008 and beyond to maintain liquidity and fund its operations. Any sale of additional equity or issuance of debt securities may result in dilution to stockholders, and there can be no assurance as to the availability or terms upon which additional funding sources may be available in the future, if at all. The Company announced on July 25, 2007 that it has plans to file with the Securities and Exchange Commission a registered initial public offering of its common stock. However, there is no assurance that the filing will be made or that the offering will indeed take place. The offering, if any, will be made only by means of a prospectus.

The Company announced on June 27, 2007, that it had entered into a non-binding letter of intent with a private investment firm with respect to a proposed $25 million senior revolving credit facility. The terms of the Notes provide that the liens on the collateral that secure the Notes will be contractually subordinated to the liens used to secure the indebtedness under this credit facility, as proposed. As of the date of this filing, we have not obtained this financing. We anticipate entering into such a credit facility during the third quarter, although there can be no assurances as to when, or if, we will be able to obtain such a credit facility.
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
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of June 30, 2007, we had no uncertain tax positions and no adjustments to liabilities or operations were required.

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
Since the Company used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, it was required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, the Company continues to account for its nonvested awards outstanding at the date of adoption (January 1, 2006) using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”); all awards granted, modified or settled after the date of adoption are accounted for using the measurement recognition and attribution provisions of SFAS 123(R).
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
We have a limited operating history, which makes an evaluation of our business and prospects very difficult. Our business and financial plans are based on assumptions, such as a nationwide expansion of our ATE system network, adoption rate, occupancy rate, price increase of our services, the mix of our retail and discounted prices and other estimates that management believes are reasonable, but are necessarily speculative in nature. Actual results will likely vary from our plans and such variations may be material. As a result, neither our historical results of operations nor any forward-looking information regarding future expectations may give you an accurate indication of our future results of operations or our business prospects.
We have a history of net losses and an accumulated deficit of $197 million at June 30, 2007. We cannot guarantee if, when and the extent that we will become profitable, or that we can maintain profitability once it is achieved.
We are not currently profitable. We recorded a net loss of $44.4 million for the six months ended June 30, 2007. We expect to continue to incur and report net losses at least through 2007. Our future operating results over both the short and long term will be subject to factors, many of which are beyond our control. These factors include, among other things, the following:
•	Costs associated with our national expansion plan and the build-out of our ATE system network;

•	Continued success in securing additional parking spaces for installation of our ATE systems;

•	Market acceptance of our ATE technology;

•	Diesel prices;

•	Changes in the regulatory environment;

•	Adoption of our ATE technology by fleet owners and usage by truck drivers; and

•	Changes in general economic conditions.
We cannot assure that we will achieve profitability or positive cash flow from operating activities in the future, or will generate sufficient cash flow to service our current or future working capital or debt requirements, including our Discount Notes.

Since inception, we have incurred losses every fiscal quarter through June 30, 2007. We expect to incur increasing operating expenses as we continue to construct new installation sites. We are currently experiencing negative operating margins and negative cash flows from operations as the cost of operating our ATE system network exceeds the revenue generated from the usage of the ATE system network. We cannot provide any assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon successful expansion of our ATE systems nationwide, and achieving greater utilization of our ATE systems.
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
Our long-term growth will depend on the number of truck fleets and drivers who adopt idling alternatives, and how quickly they adopt them. We began operating our ATE business in 2003. To further develop the market for idling alternatives, we will need to continue to devote significant resources to marketing and other business development activities. Developing a market for idling alternatives takes time and it may take us longer than we expect. In the event that we are successful in developing a growing market for idling alternatives, we may find the market smaller than we expect.
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

Our success is dependent on the market acceptance of our ATE systems.
Our ATE technology has growing, but still relatively limited, adoption. At ATE-equipped sites, we have educated, and are educating, truck drivers about the benefits of using our ATE systems as a superior alternative to idling. Lack of acceptance by the truck drivers would make it difficult for us to grow our business. Despite the obvious benefits of our ATE systems, we may have difficulty gaining widespread or rapid acceptance of our ATE systems for a number of reasons including:
•	our failure to educate the truck drivers of the benefits for using our ATE systems;

•	truck drivers’ unwillingness to change their idling habits; and

•	the introduction of competing products or services in the market.
We will require significant capital to complete our nation-wide ATE system expansion plan , and financing may not be available to us on reasonable terms, if at all.
We are in a capital intensive industry. At an average size travel center consisting of 70 installed spaces, the capital expenditures involved is approximately $1.1 million, or about $15,000 a space. Completion of the nationwide expansion of our ATE system network will require significant amounts of capital. We began operating our ATE system in 2003 and we have not yet achieved widespread market acceptance. We may not be able to generate sufficient cash flow to meet the capital needs required for the completion of our nationwide expansion plan. If our existing capital resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue convertible debt securities. Any sale of additional equity or issuance of convertible debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay our nationwide expansion plan, reduce the scope of, or eliminate one or more aspects of our business development activities, all of which could adversely affect the growth of our business. As of June 30, 2007, we have deposits of approximately $13.1 million with our vendors and suppliers to secure our short-term purchase obligations. In the event we need to delay our expansion plan due to insufficient financing, there may be a delay involved in the refund of these deposits, and our financial situation may be further strained as a result.

As we continue the nationwide expansion of our ATE system network, we may have difficulty managing our growth and expanding our operations successfully.
As we continue the nationwide expansion of our ATE system network, we may need to expand our construction, sales, marketing and internal accounting activities. We will need to manage relationships with the rapidly growing numbers of employees, partners and customers. Failure to effectively manage any of these relationships may lead to legal disputes and unnecessary litigation. Our growth will continue to place a significant strain on our managerial, operational and financial resources. To manage the growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employees, including our customer service representatives. There can be no assurance that our systems, procedures or controls will be adequate to support our operations.
Our business is subject to seasonal volatility and our operating results may fluctuate on a quarterly and annual basis.
Our business is subject to seasonal volatility, with a larger portion of sales typically realized during the summer and winter months of each year due to the weather. Accordingly, this may create variability in our sales revenues between periods, depending on the severity of weather patterns. While we believe that our network expansion and increasing fleet acceptance of our ATE system may reduce seasonality for future periods, there is no assurance that will indeed be the case.
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
Our success in expanding our network coverage depends on our ability to market our ATE system to travel center operators and truck fleet owners and obtain building permit approvals from local municipal planning agencies. If these parties do not find our value proposition compelling because of travel center maintenance shop or truck wash expansion, ground lease extensions or other reasons, or require extensive and costly improvements prior to issuing a building permit, our plan to install a nationwide network of our ATE systems could be delayed. Although we also plan to install our ATE systems at fleet terminals, distribution centers, seaports and border crossings, there is no assurance that we will be successful in penetrating those markets on terms that are acceptable to us, or at all.

We rely on third-party suppliers for the manufacture and assembly of our ATE systems, and may not be able to meet the schedule of our expansion plan if our suppliers cannot meet the specific quantity and quality requirements.
We rely on third-party suppliers for the manufacture and assembly of our ATE system. In the event that certain of these suppliers are unable or unwilling to provide us with certain specific components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on our operations. We cannot assure you that our current suppliers will at all times dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would have an adverse effect on our ability to install our ATE systems. General economic downturns or factors such as labor strikes, supply shortages, product defects, or safety recalls of particular equipment, affecting those manufacturers with whom we have a strategic partnership would also likely have a material adverse effect on our business.
We rely on electrical power utilities and communications companies, including Internet and bandwidth providers, data centers, satellite communications and mobile network providers, to provide their services to customers through our ATE systems. If these companies cannot provide reliable access or if there are failures or delays in providing such services, our ability to service our customers would be negatively impacted, which could materially adversely affect our business, operating results and financial condition.
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
Maintaining the security of our networks is an issue of critical importance for our customers because our services involve the storage and transmission of proprietary, confidential data and customer information, including truck fleet financial data and personal information, such as debit or credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our ATE system. If our security measures, or those of our contractors handling our customers’ information, are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Successful penetration of our network security could have a negative impact on our reputation and could lead our existing and potential customers to choose not to use our ATE system or services. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer website could lead to a general public loss of confidence in the use of the Internet, which could diminish the attractiveness of our systems and service offerings.
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
Through June 30, 2007, we have been awarded approximately $47.0 million in cumulative-to-date grants of which we have invoiced approximately $21.7 million. Of the remaining $25.3 million in grant monies not yet invoiced, such amounts will become collectible as additional sites are constructed. However, there can be no assurances that all such amounts will be collected. We have also applied for other funding under the DOT’s Congestion Mitigation and Air Quality (CMAQ) Program which is designed to assist communities in attaining the EPA’s air quality standards. Although we believe that we will receive additional grants, as well as other sources of governmental funding in the future, there can be no assurance that we will in fact receive such additional funding or that the amounts of funding we do receive will not be less than what we currently anticipate.

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
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) will require the Company to document and test its internal controls over financial reporting beginning with the fiscal year ending December 31, 2007. Additionally, beginning with the fiscal year ending December 31, 2008, Section 404 will require an independent registered public accounting firm to independently opine on the effectiveness of these internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could cause our shareholders to lose confidence in us and adversely affect our ability to raise additional financing through the sale of equity or debt securities.
Section 404 of the Sarbanes-Oxley Act requires us to maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting, and report management’s conclusion as to the effectiveness of these internal controls over financing reporting. Commencing in fiscal 2008, an independent registered public accounting firm must independently opine upon the effectiveness of these internal controls over financial reporting. Compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, our shareholders could lose confidence in the reliability of our financial statements and our ability to list any classes of our securities on any national stock exchange or to raise additional financing through the sale of equity or debt securities will be adversely affected. During the audit and preparation of our financial statements as of and for the year ended December 31, 2006, our independent auditors communicated to us that they identified significant deficiencies in our internal controls. However, such deficiencies are not deemed to be material weaknesses. Also, despite the communication of these findings, our independent auditors issued an unqualified opinion on our December 31, 2006 financial statements. We will continue to devote significant time and resources to designing and implementing improved internal controls and procedures.

Item 1B. Legal Proceedings
On November 27, 2006, we were served with a complaint by Chiaphua Industries Limited (“Chiaphua”) in the U.S. District Court for the Eastern District of Tennessee, alleging that by our termination of a Manufacturing and Sales Agreement with Chiaphua dated April 2004, we have breached the contract and have interfered with certain advantageous business relationships with Chiaphua. The complaint does not specify an amount of damages. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position. A Motion to Dismiss the Complaint was filed on March 5, 2007 and the plaintiff subsequently filed an amended complaint. On May 7, 2007, we filed our reply brief in support of the Motion to Dismiss the First Amended Complaint. The plaintiff then filed an Amended Complaint, and we have filed an Amended Motion to Dismiss. On August 2, 2007, our motion was denied. At the time of this filing, we are preparing our response to the Amended Complaint.
During 2006 and 2005, we maintained professional services contracts with PB Constructors, Inc. (“PB”), a shareholder vendor, for consulting and construction program management services. On April 13, 2007, PB served a complaint against us alleging that, by making payments in stock instead of in cash, we had failed to satisfy our payment obligations under a Program Management Services Agreement dated August 17, 2004. PB also alleged that by having our internal staff perform construction program management services, we had deprived PB of the material benefits of its agreement with us. PB is seeking damages for $23 million, including $20 million for loss of profits. On May 29, 2007, we filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia. On May 31, 2007, we filed a motion in the Supreme Court of the State of New York, New York County, to compel arbitration of the claim and to stay the action pending such arbitration. The motion was heard on July 11, 2007 and we are awaiting a ruling. We plan to vigorously defend our position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 10, 2007, for the following purposes:
•	To elect nine directors, each to serve for terms expiring at the next annual meeting of Stockholders to be held on May 8, 2008;

•	To ratify the selection of the independent registered public accounting firm for the year ending December 31, 2007; and

•	To set the date for the next annual meeting of the stockholders for Thursday, May 8, 2008.
The following tables show the voting tabulations for the matters voted upon at the Annual Meeting of Stockholders:

	For	Against	Withheld

Election of Directors:
Michael C. Crabtree, President, CEO and Chairman of the Board	45,604,491	159,237	37,248,121
David Everhart, Former COO and Co-Founder	45,604,491	159,237	37,248,121
Tom Badgett, CIO, Co-Founder and Secretary	45,604,491	159,237	37,248,121
James H. Price, Senior Vice President and General Counsel	45,604,491	159,237	37,248,121
Lana Batts	45,604,491	159,237	37,248,121
Dan Felton III	45,604,491	159,237	37,248,121
Steve Kirkham	45,604,491	159,237	37,248,121
Lewis Frazer III	45,604,491	159,237	37,248,121
Thomas (Mack) McLarty	45,604,491	159,237	37,248,121

Ratify the Selection of Ernst & Young LLP as the independent registered public accounting firm for the year ending December 31, 2007	45,621,206	159,237	37,231,406

Set the date for the next annual meeting of the stockholders for Thursday, May 8, 2008	45,585,591	166,637	37,259,621

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

Date: August 14, 2007	By:	/s/ Michael C. Crabtree Michael C. Crabtree President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul W. Boyd Paul W. Boyd Chief Financial Officer and Treasurer (Principal Financial Officer)