Form 10-Q
period 2007-09-30
IDLEAIRE TECHNOLOGIES CORP
filed 2007-11-19
CIK 1162298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12d-2 of the Exchange Act. (Check one):
Yes ☐      No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2007, the issuer had 49,480,947 shares of common stock, par value $0.001 per share, issued and outstanding.

IdleAire Technologies Corporation
Form 10-Q
Table of Contents

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	1
Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006	2
Condensed Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2007	3
Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	4
Notes to Condensed Unaudited Financial Statements	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 – Controls and Procedures	35

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings	36

Item 1A – Risk Factors	37

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3 – Defaults Upon Senior Securities	50

Item 4 – Submission of Matters to a Vote of Security Holders	50

Item 5 – Other Information	50

Item 6 – Exhibits	50

Signatures	52

EX-31.1
EX-31.2
EX-32.1
EX-32.2

IdleAire Technologies Corporation
Condensed Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$7,420	$16,632
Short-term trading securities	15,550	15,000
Accounts receivable	1,518	5,588
Inventories	734	951
Prepaid expenses and other current assets	2,764	1,915

Total current assets	27,986	40,086

Restricted cash and investments	1,205	39,222
Deposits with vendors	12,093	15,975
Property and equipment, net	159,202	137,507
Deferred financing costs, net	28,231	29,453
Other assets	1,060	110

Total assets	$229,777	$262,353

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,106	$6,223
Accrued expenses	7,778	5,672
Deferred trade revenue	2,051	1,221
Deferred grant revenue	3,798	1,161

Total current liabilities	15,733	14,277

Deferred grant revenue	13,794	10,812
Other liabilities	3,842	2,965
Secured convertible notes	100	100
Senior secured discount notes	262,573	234,511

Total liabilities	296,042	262,665

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,350	30,350
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	48,674	49,056
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155	22,155
Common stock, $0.001 par value; 200,000,000 shares authorized, 49,480,947 and 48,646,610 shares issued at September 30, 2007 and December 31, 2006, respectively	49	49
Stockholder subscription receivable	(925)	(925)
Treasury stock, 111,111 common shares, at cost	(200)	(200)
Additional paid-in capital	53,368	52,208
Accumulated deficit	(219,736)	(153,005)

Total stockholders’ deficit	(66,265)	(312)

Total liabilities and stockholders’ deficit	$229,777	$262,353

See accompanying notes.
The condensed balance sheet as of December 31, 2006 is taken from the audited financial statements at that date.

IdleAire Technologies Corporation
Condensed Statements of Operations
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues:
Basic and premium services, net	$10,747	$3,895	$23,281	$6,689
Ancillary product sales	536	429	1,493	758
Grant revenues	813	280	2,022	1,197
Other revenues	68	123	243	296

Total net revenues	12,164	4,727	27,039	8,940

Operating expenses:
Direct site operating costs (1)	14,037	6,798	37,542	13,288
Cost of ancillary product sales	353	286	917	531
Depreciation and amortization	5,885	2,473	15,980	5,406
Selling, general and administrative expenses	5,534	4,125	15,956	11,734
Impairment of long-lived assets	—	—	—	1,304
Loss on settlement of asset retirement obligation	—	—	—	317
Loss on disposal of fixed assets	189	348	366	1,336

Total operating expenses	25,998	14,030	70,761	33,916

Loss from operations	(13,834)	(9,303)	(43,722)	(24,976)

Interest income	373	1,673	1,800	6,003
Interest expense	(8,823)	(5,986)	(24,809)	(20,470)

Net loss	$(22,284)	$(13,616)	$(66,731)	$(39,443)

(1)	Excludes depreciation expense in the amount of $5,420 and $2,241 for the three months ended September 30, 2007 and 2006, respectively, and $14,728 and $4,776 for the nine months ended September 20, 2007 and 2006 respectively, reported under a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Statements of Stockholders’ Equity (Deficit)
(In thousands)

	Series A	Series B	Series C		Stockholder		Additional		Total
	Convertible	Convertible	Convertible		Subscription	Treasury	Paid-in	Accumulated	Stockholders’
	Preferred	Preferred	Preferred	Common	Receivable	Stock	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2007	$30,350	$49,056	$22,155	$49	$(925)	$(200)	$52,208	$(153,005)	$(312)
Commission on Series B Preferred	—	(382)	—	—	—	—	382	—	—
Share-based compensation	—	—	—	—	—	—	495	—	495
Anti-dilution stock warrants	—	—	—	—	—	—	161	—	161
Exercise of incentive stock options	—	—	—	—	—	—	120	—	120
Exercise common stock warrants	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	(66,731)	(66,731)

Balance at September 30, 2007	$30,350	$48,674	$22,155	$49	$(925)	$(200)	$53,368	$(219,736)	$(66,265)

IdleAire Technologies Corporation
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006

Operating activities
Net loss	$(66,731)	$(39,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense, net of amounts capitalized	23,552	20,121
Amortization of deferred financing costs	1,244	350
Depreciation and amortization	15,980	5,406
Impairment of long-lived assets	—	1,304
Accretion of asset retirement obligations	360	328
Loss on settlement of asset retirement obligation	—	317
Loss on disposal of property and equipment	367	1,336
Share-based compensation expense	495	172
Issuance of warrants for goods or services	—	49
Changes in operating assets and liabilities:
Accounts receivable	4,070	(4,210)
Inventories	217	(530)
Prepaid expenses and other assets	(1,383)	(1,095)
Interest income earned on restricted cash	(388)	(5,343)
Acquisition of short-term trading securities, net	(550)	—
Accounts payable	(4,117)	10,083
Accrued expenses	2,039	2,330
Deferred trade revenue	830	174
Deferred grant revenue	5,619	2,914
Cash settlement of asset retirement obligation	(18)	(458)

Net cash used in operating activities	(18,414)	(6,195)

Investing activities
Purchases of property and equipment	(32,198)	(79,138)
Proceeds from disposal of property and equipment	4	—
Deposits with vendors toward equipment purchases, net	3,882	(25,254)
Cost of patents	(39)	(9)
Restricted cash released to operations	38,405	128,636

Net cash provided by investing activities	10,054	24,235

Financing activities
Proceeds from exercise of stock options and warrants	122	120
Deferred offering costs incurred	(684)	—
Deferred financing costs incurred	(22)	(136)
Payments on capital lease obligations	(268)	(30)

Net cash used in financing activities	(852)	(46)

Net increase in cash and cash equivalents	(9,212)	17,994
Cash and cash equivalents at beginning of period	16,632	5,926

Cash and cash equivalents at end of period	$7,420	$23,920

Supplemental non-cash activities
Anti-dilution warrants as additional debt discount	$161	$146
Receipt of free equipment as a vendor concession	$294	$1,011
Warrants as finder’s fee in connection with sale of Series B convertible preferred stock	$382	$—
See accompanying notes.

1. Summary of Significant Accounting Policies
Basis of Presentation
IdleAire Technologies Corporation (the Company) offers in-cab idle-reduction services to the heavy-duty trucking industry, including heating, ventilation and air-conditioning, electric power, Internet access, satellite television, telephone, and remote delivery of computer-based driver safety and training courses. The Company provides its ATE Advanced Truck Stop Electrification® services at travel centers and truck fleet terminals throughout the continental United States. As of September 30, 2007, the Company operated 127 sites in 33 states.
The Company has not been profitable since inception, and had a deficit in stockholders’ equity as of September 30, 2007. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations. As a result, the Company has relied on securities offerings and borrowings in order to fund its operations. In particular, the Company completed a discount note and warrant offering in December 2005, the proceeds of which are being used to fund the installation of ATE systems at numerous additional sites around the United States, and to fund interim operating losses. However, the Company will need substantial additional funds to continue its nationwide ATE network expansion and to fund its operations in 2008. On September 18, 2007, the Company filed a registration statement with the Securities and Exchange Commission in connection with the sale of its common stock in a proposed initial public offering. In addition to the proposed initial public offering, management is currently pursuing a credit facility of up to $25 million to help fund operations. There can be no assurance that this potential financing, or any additional public or private financing the Company might undertake in the future, will be available in amounts or on terms acceptable to the Company, if at all.
At September 30, 2007, the Company had $7.4 million of cash and cash equivalents, $15.6 million of short-term investments, $1.2 million in restricted cash and investments, and $12.1 million of deposits held by suppliers to secure purchase order obligations. The Company had open commitments on purchase orders of approximately $53.0 million, primarily for various site equipment components pursuant to the Company’s ATE network expansion. The majority of these commitments do not have a specific contractual end date associated with them. The Company actively manages its supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction. Management believes that the Company has sufficient resources to fund its operations during 2007, including those purchase orders requiring fulfillment prior to December 31, 2007, but the Company will require additional funding within the next six to nine months in order to sustain operations. To help conserve cash, management also has initiated steps to limit site development until additional funding can be secured.
The unaudited financial statements of IdleAire Technologies Corporation included herein have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The financial statements are prepared on a consistent basis with those of the annual financial statements for the year ended December 31, 2006 and should be read in conjunction with the audited financial statements and notes thereto. The interim results are not necessarily indicative of the results that may be expected for a full year.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.
Revenue Recognition
Revenue for services is recognized as service is completed; revenue from ancillary product sales is recognized at the point of sale. Reported revenues exclude sales taxes. Revenue is recorded net of promotional, contractual and customer service discounts as the Company continues to utilize discounts to introduce its services to truck drivers at travel centers, truck fleet terminals and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.
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
Property and Equipment, Net
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
Leasehold improvements, including certain costs associated with the construction of revenue-generating equipment, are depreciated over the shorter of useful life or lease term.

Capitalized Leases
During 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment, at no additional cost to the Company, as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. As of December 31, 2006, capitalized lease obligations were $1.3 million, of which $1.2 million and $0.1 million are included with other liabilities and accrued expenses, respectively, in the accompanying balance sheets. As of September 30, 2007, capitalized lease obligations were $1.5 million, of which $1.3 million and $0.2 million are included with other liabilities and accrued expenses, respectively, in the accompanying balance sheets.
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
From time to time, the Company may make strategic decisions to close existing sites. If sites to be closed constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component in the statement of operations, if material individually or cumulatively. To date, no site closings have been material individually or cumulatively.
Asset Retirement Obligations
The Company’s lease agreements with certain of its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. The Company’s asset retirement obligation was $2.5 million and $1.8 million at September 30, 2007 and December 31, 2006, respectively, and is included with other liabilities in the accompanying balance sheets.
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

Share-Based Compensation
The Company accounts for share-based payments to employees in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), Share-Based Payment. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award.
Since the Company used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, it was required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, the Company continues to account for its unvested awards outstanding at January 1, 2006 using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All awards granted, modified or settled after January 1, 2006 are accounted for using the measurement recognition and attribution provisions of SFAS 123(R). Additionally, deferred taxes, excess tax benefits and tax deduction deficiencies continue to be accounted for under those methods. Accordingly, the pool of excess tax benefits for awards accounted for under SFAS 123(R) started at $0 on January 1, 2006.
Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of September 30, 2007, the Company had no uncertain tax positions and no adjustments to liabilities or retained earnings were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which was $0 for the nine months ended September 30, 2007.
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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.
2. Property and Equipment, Net
Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Revenue-generating equipment	$162,859	$125,411
Leasehold improvements	976	826
Furniture and fixtures	654	680
Data processing equipment and software	5,895	4,999
Automobiles and motorized equipment	2,860	1,522
Service units in process	21,018	25,093

	194,262	158,531

Less accumulated depreciation and amortization	(35,060)	(21,024)

	$159,202	$137,507

At September 30, 2007 and December 31, 2006, revenue-generating equipment and service units in process above include $1.7 million and $1.4 million, respectively, of free equipment subject to a capital lease (see Note 1). Accumulated depreciation associated with this equipment was $0.2 million and $0.1 million at September 30, 2007 and December 31, 2006, respectively.
During the nine months ended September 30, 2007 and 2006, the Company opened 29 new sites and 48 new sites, respectively. At September 30, 2007, the Company had 3 additional sites under physical construction. During the nine months ended September 30, 2007, the Company capitalized interest and personnel costs of $4.8 million and $1.6 million, respectively. During the nine months ended September 30, 2006, the Company capitalized interest and personnel costs of $4.1 million and $1.2 million, respectively.

During 2006, the Company began full-scale execution of its nationwide ATE network expansion plan, which included use of funds raised in the 2005 Senior Secured Discount Notes Offering and earmarked for construction of “core sites” meeting certain site selection criteria. In addition, the Company identified and evaluated certain non-core sites which no longer complied with the new site selection criteria. Based on such evaluations, the Company identified ten non-core sites, of which five were decommissioned by September 30, 2006. As a result, the Company recorded a $0.3 million loss on settlement of asset retirement obligations and wrote off approximately $0.7 million of fixed assets during the nine months ended September 30, 2006. The Company also recorded a $1.3 million impairment charge attributable to the remaining non-core sites still in operation at September 30, 2006. Additionally, the Company determined that certain potential sites were no longer viable candidates for short-term site selection and wrote off $0.2 million of capitalized site survey costs. The total loss on disposal of fixed assets was $0.2 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, related to disposal of service modules and other miscellaneous fixed assets. During the nine months ended September 30, 2007 and 2006, the Company disposed of $0.4 million of service module components and other miscellaneous fixed assets.
At September 30, 2007 and December 31, 2006, deposits with vendors toward future purchases of revenue-generating equipment were $12.1 million and $16.0 million, respectively.
A summary of depreciation expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Depreciation expense on revenue-generating equipment	$5,420	$2,241	$14,728	$4,776
Depreciation expense on non-revenue-generating equipment	456	224	1,223	609

Total depreciation expense	$5,876	$2,465	$15,951	$5,385

3. Debt and Equity
During 2007 and 2006, the Company issued warrants to certain members of management and directors. These issuances triggered the anti-dilution provisions contained in the warrant agreement by and between the Company and Wells Fargo Bank, N.A., as the Warrant Agent, dated December 30, 2005 (the “Warrant Agreement”), obligating the Company to issue 283,805 additional warrants pursuant to the Warrant Agreement.

In December 2005, the Company raised approximately $234.8 million through the sale of senior secured discount notes (the “Notes”) and common stock warrants (the “Offering”). In connection with the Offering, the Company entered into a registration rights agreement with the holders named therein, dated December 30, 2005 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to make an offer to exchange the Notes for registered, publicly tradable notes with substantially identical terms within 2 years from the issue date. If the Company had failed to fulfill its obligations with respect to the exchange offer or the registration of the Notes, the holders of the Notes would have been entitled to receive additional warrants that would have entitled the holders to purchase at $0.01 per share an aggregate number of Company common stock equal to 5.0% of the then outstanding common stock of the Company on a fully diluted basis (the “Registration Default Warrants”). The Company fulfilled its registration obligation under the Registration Rights Agreement by commencing an exchange offer on July 16, 2007. The exchange offer was completed on August 14, 2007. As a result, the Company will not be required to issue any Registration Default Warrants under the Registration Rights Agreement.
On September 17, 2007, the Company entered into the First Amendment to Indenture with Wells Fargo Bank, N.A., as the trustee and collateral agent (the “Amended Indenture”), and the Second Amendment to Warrant Agreement with Wells Fargo Bank, N.A., as the warrant agent. Under the Amended Indenture, upon closing of its initial underwritten public offering of common stock raising aggregate net proceeds of not less than $100 million on or before June 30, 2008 (a “Qualified Public Offering”), the Company is required to issue and deliver to an escrow for the benefit of the holders of the senior secured discount notes as of the date of the Qualified Public Offering 7,204,835 shares of common stock (the “Restricted Common Shares”). The Amended Indenture also provides for the termination of the Company’s obligation to deliver any contingent warrants under the EBITDA covenant contained in the Indenture, as more fully described in Note 6 to the 2006 audited financial statements, if the Restricted Common Shares are issued.
4. Share-Based Compensation
The Company granted 895,000 and 16,500 stock options to employees at weighted average fair values per share of $1.05 and $0.45 during the three months ended September 30, 2007 and 2006, respectively. The Company granted 1,118,000 and 872,075 stock options to employees at weighted average fair values per share of $1.05 and $0.44 during the nine months ended September 30, 2007 and 2006, respectively. The fair value per share was calculated using the Black-Scholes-Merton model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected term in years	5.1	6.0	5.3	5.7
Risk-free interest rate	4.9%	5.2%	4.9%	4.9%
Expected dividend rate	—	—	—	—
Expected volatility	36.7%	51.7%	36.7%	51.7%
For the three months ended September 30, 2007, the Company recorded share-based compensation expense of $0.3 million. Share-based compensation expense recorded for the three months ended September 30, 2006 was a nominal amount. For the nine months ended September 30, 2007 and 2006, the Company recorded share-based compensation expense of $0.5 million and $0.2 million, respectively.

Stock option activity for the nine months ended September 30, 2007 follows:

		Weighted	Weighted
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Outstanding at January 1, 2007	4,513,081	$1.73
Granted	1,118,000	2.17
Exercised	(612,721)	0.20
Forfeited	(35,484)	2.59

Outstanding at September 30, 2007	4,982,876	$2.00	6.49 years	$2,890

Exercisable at September 30, 2007	3,366,345	$1.99	5.38 years	$1,986

During the nine months ended September 30, 2007, management became aware that a warrant for 95,450 common shares that was issued to a director in satisfaction of a finder’s fee obligation related to the 2004 Series B preferred stock offering had not been recorded in the financial statements. The Company recorded the transaction during the nine months ended September 30, 2007, which resulted in a $0.4 million decrease to Series B preferred stock and a corresponding increase to additional paid-in capital. As a result of the anti-dilution provisions contained in the Warrant Agreement, the Company became obligated to issue 51,400 additional warrants to the holders of warrants issued on December 30, 2005 and recorded an additional debt discount and corresponding increase to additional paid-in capital of $42,000 during the nine months ended September 30, 2007. These adjustments were not material to debt, equity or the results of operations of any prior periods and, accordingly, did not require restatement of any prior periods.
The Company’s Board Compensation policy provides for annual equity awards to non-employee directors as compensation for serving on the Board of Directors. Specifically, non-employee directors are granted the right to receive either (i) a warrant to purchase 10,000 shares of common stock or (ii) 10,000 restricted common shares. During the nine months ended September 30, 2007, the Company granted non-employee directors equity awards for 2006 and 2007, totaling 100,000 shares. The fair value of this grant was $0.2 million, of which $0.2 million was recorded as compensation expense during the nine months ended September 30, 2007. As a result of the anti-dilution provisions contained in the Warrant Agreement, the Company became obligated to issue 53,849 additional warrants to the holders of warrants issued on December 30, 2005 and recorded an additional debt discount and corresponding increase to additional paid-in capital of $0.1 million during the nine months ended September 30, 2007.

5. Commitments and Contingencies
On November 27, 2006, the Company was served with a complaint by a former supplier in the US District Court for the Eastern District of Tennessee, alleging that by its termination of a manufacturing and sales agreement, the Company had breached the contract and interfered with certain advantageous business relationships. The complaint does not specify an amount of damages. The Company has filed two Motions to Dismiss the Complaint, which have been denied. On August 22, 2007, the Company filed its Answer and Counterclaim to the Amended Complaint. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position.
During 2006 and 2005, the Company maintained professional services contracts with a shareholder vendor for consulting and construction program management services. Subsequent to December 31, 2006, this vendor served a complaint against the Company alleging that the Company, by making payments in stock instead of in cash, had failed to satisfy its payment obligations under a Program Management Services Agreement dated August 17, 2004. The vendor also alleged that by the Company’s choosing to perform construction program management services with internal staff, the Company had deprived it of the material benefits of its agreement with the Company. The vendor is seeking damages of $23 million, including $20 million for loss of profits. On May 29, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia. On May 31, 2007, the Company filed a motion in the Supreme Court of the State of New York, New York County, to compel arbitration of the claims in the complaint and to stay the action pending arbitration. On October 4, 2007, the Supreme Court granted the Company’s motion to compel arbitration of all claims and to stay the action pending the outcome of the arbitration.
The Company is subject to various legal proceedings which arise in the ordinary course of its business. Management believes that the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.
In September 2007, the Company renewed its employment agreements with certain executive officers for an additional three years. The terms remained substantially the same, except that in certain circumstances, they will be paid up to 18 months salary if their employment is terminated prior to the terms of their respective contracts.
6. Subsequent Event
Effective November 16, 2007, the Company entered into an agreement with TA Operating LLC (“TA”) to (i) terminate the former Petro lease and include all Petro locations under the current TA Lease and Installation Agreement and (ii) either (a) accelerate the per unit escrow funding beginning March 1, 2008, until at least $4 million has been deposited in TA’s escrow account, or (b) deposit $4 million to the TA escrow account within five days of closing of the Company’s initial public offering of common stock. At September 30, 2007, the Company held $0.9 million in escrow on behalf of TA and Petro.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements or Information
This Form 10-Q and statements included or incorporated by reference in this Form 10-Q include certain historical and forward-looking information. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, and working capital needs and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand and utilization of our ATE systems, the number of parking spaces and locations we expect to install, competition, the seasonal nature of our business, economic conditions, regulatory matters, litigation and other risks as well as our negotiation of agreements with third parties. In addition, construction projects such as the rollout of our ATE system entail significant risks, including local building permit approval, shortages of materials or skilled labor, dependence on third party electrical power and telecommunications providers, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. These assumptions may prove to be inaccurate. You should not place undue reliance on any of these forward-looking statements, which are based on our current expectations and assumptions.
Unless indicated otherwise, “the Company,” “IdleAire®,” “we,” “us” and “our” refer to IdleAire Technologies Corporation. As used herein, references to any “fiscal” year of the Company refer to our fiscal year ended on December 31 of such year.
The following discussion should be read in conjunction with the Financial Statements and Notes contained herein.

Overview
We are the leading provider of comprehensive in-cab idle-reduction services to the heavy-duty trucking industry. Our services include heating, ventilation and air conditioning, or HVAC, electric power, Internet access, satellite television, telephone, and remote delivery of computer-based driver safety and training courses. We deliver these services through our patented ATE Advanced Travel Center Electrification® system, or ATE system, comprised of an in-cab service module connected to an external HVAC unit mounted on a truss structure above parking spaces. We are the first company to develop a comprehensive cost-effective solution for travel center electrification and idle-reduction that provides significant value to key participants in the trucking industry and environmental benefits to the public at large. We believe we have gained a significant competitive advantage in the market by creating a recognizable brand and changing the way professional drivers rest and sleep in their heavy-duty trucks.
Some of the key factors that influence our financial condition and results of operations are described below.
ATE Network Expansion
We are building a nationwide network of ATE locations at travel centers and fleet terminals, and as of September 30, 2007, our ATE systems were installed in 8,294 parking spaces at 127 locations across 33 states.
We believe that the attractiveness of our ATE service largely depends on the ability of truck drivers to access and use our ATE system along their routes without incurring additional travel time and expense. We believe that expanding our ATE network will improve the convenience and availability of our services, enhance brand awareness, and accelerate the use of our services by fleet owners and truck drivers.
We have not been able to fund the growth of our network with operating cash flow. For the nine months ended September 30, 2007, we incurred a net loss of $66.7 million and, at September 30, 2007, we had an accumulated deficit of $219.7 million. We expect to continue to incur net losses during the early phases of our nationwide ATE network expansion, as we work to gain widespread market acceptance for our ATE service.
We will need substantial additional funds to complete our nationwide ATE network expansion, and anticipate funding the balance with a combination of operating cash flow, equity offerings, borrowings and government grants. While we have filed a registration statement with the Securities and Exchange Commission in connection with the sale of our common stock in a proposed initial public offering, we cannot be certain that this potential financing, or any additional public or private financing we might undertake in the future, will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay our network expansion and reduce the scope of, or eliminate one or more aspects of our business development activities, all of which could adversely affect the growth of our business. Assuming the availability of additional financing, to the extent we rely on borrowings or the issuance of debt securities, our leverage and interest expense will increase. To the extent we rely on additional issuances of equity or convertible debt securities, our stockholders will experience dilution of their ownership interest.

As we expand our ATE network, we review and refine periodically our site selection criteria in order to optimize the anticipated system utilization rate. Occasionally through this process, we decide to close underperforming sites. For example, in building some of our early sites under pilot projects funded by government grants, we installed our ATE system at locations stipulated by our public sector partners. Some of these sites did not prove to be commercially viable. In 2006, we closed and removed the equipment from five of these sites, resulting in a $0.7 million write-off of fixed assets for the nine months ended September 30, 2006. In September 2007, we closed one additional site, resulting in a nominal write-off of fixed assets.
Key Performance Indicators
System utilization rates and our fleet usage rate are the key indicators we use to evaluate the operational performance of our ATE network, which we consider to be the major long-term driver of our financial performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

System utilization rates:
Comparable sites	33.2%	29.6%	28.9%	22.5%
Overall	29.4%	25.9%	22.9%	23.1%
Fleet usage rate	38.7%	33.1%	40.5%	33.0%
System utilization rates. Our system utilization rates are calculated as the total hours of ATE system time used by our customers divided by the total hours available for use, assuming 24-hour availability for every parking space. We track utilization rates for our overall ATE system for sites with an operating history of at least 12 months, or “comparable sites”, as well as for individual sites, in order to evaluate overall system and individual site performance. Comparable site utilization rates are important to us because we believe they are indicative of utilization rates for a more mature ATE network.
Fleet usage rate. Our fleet usage rate is the percentage of fleet billed hours divided by the sum of total hours billed. Fleet billed hours are hours billed to fleet fuel cards, directly to fleet credit customers, and to special IdleAire cards which are backed by fleet credit cards and/or fleet direct billing. Fleet usage rate is an important metric to us because it demonstrates the degree to which our network configuration and marketing efforts are successful in attracting fleet customers.
Price of Diesel Fuel
Historically, the retail price of diesel fuel increased on a per gallon basis from less than $1.00 per gallon at the end of 1998 to almost $2.90 per gallon today. Factors that affect the price of diesel fuel include the supply and demand of crude oil, tightness in refining capacity, seasonality and taxes. According to the Energy Information Administration, or EIA, of the US Department of Energy, retail diesel fuel prices are likely to remain elevated as long as crude oil prices and world demand for distillate fuels remain high. EIA expects that national average retail diesel fuel prices will hover around $2.90 per gallon through 2007 and 2008.

Demand for our basic services may fluctuate as the price of diesel fuel changes. Our ATE system reduces the need for idling during federally mandated resting periods for drivers, saving approximately one gallon of diesel fuel otherwise consumed per hour of idling and reducing related engine wear and maintenance expense. Historically, we have charged fleet owners and independent truck drivers an hourly rate for our basic ATE services that is less than the hourly cost of fuel consumed while idling a heavy-duty diesel engine.
The table below shows the average retail hourly rate for our ATE basic services as compared to the national average price of diesel per gallon for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average retail rate per hour of basic service	$2.18	$2.18	$2.18	$2.10

National average price of diesel per gallon(1)	$2.90	$2.92	$2.75	$2.76

(1)	Source: Energy Information Administration
Our ability to market our basic ATE services to truck drivers depends largely on the cost of our services compared to the cost of diesel fuel. The price of diesel fluctuates. As a result, the appeal of our ATE services may lessen as the difference between the hourly rate for our basic services and the price of diesel narrows, and may grow to the extent the price of diesel rises more rapidly than the cost of our basic services. In addition, we may need to cut prices on our basic services to keep them competitive with the cost of diesel, which would cause our revenue to decline.
Trucking Industry and General Economic Conditions
Since our customers are truck fleet owners and professional truck drivers, our business is tied to freight demand and the number of motor transport carriers in operation in the country. The trucking industry is highly cyclical and exhibits seasonality. We expect our business and results of operations to be affected by the same factors. For example, retailers tend to have a reduced demand for freight deliveries after the winter holiday season, and therefore we typically experience a seasonal fall-off in revenues after the winter holidays. The trucking industry is particularly sensitive to the consumer, industrial and manufacturing sectors of the economy. Downturns in consumer business cycles, or in the home construction, automobile or manufactured goods sectors, can reduce the demand for freight transport and reduce the demand for our services accordingly.

Results of Operations
Our revenues are derived primarily from sales of our basic and premium services, ancillary product sales and the amortization of grant monies received. Our expenses are primarily comprised of direct site operations costs, the cost of our ancillary product sales, depreciation and amortization of our fixed assets and selling, general and administrative expenses.
Revenues
Basic and premium services, net. We derive revenue from the sale of basic ATE services, which are charged on an hourly basis, and premium services, which are generally sold in packages or blocks of time. Our service revenues also include revenues from the amortization of sales of annual gold card memberships. The gold card membership allows members to purchase our products and selected services at a discount for a pre-defined period, usually six months. Since gold card memberships and assorted prepaid plans are paid by drivers for future use, we defer recognition of all related revenues.
Ancillary products. We also derive revenue from the sale of ancillary products, including window adapters, telephones, keyboards, television remote controllers and coaxial and electrical power cables.
Grant revenues. Historically, we have derived a significant percentage of revenue from government grants that we have obtained, primarily under programs designed to foster diesel air emission reductions. Revenues from grants with continuing service requirements are recognized on a straight-line basis over the life of the grant contract. Revenues from grants otherwise designated for funding of revenue-generating equipment are recognized on a straight-line basis over the life of the respective equipment. Revenues from grants funded based on hours of emission reduction are recognized based on actual usage over the term of the grant.
Other Revenues. Other revenues consist of any other revenues not specifically included in the above categories. Historically, it has included advertising revenues, phone commissions, fees, emission reduction credits and other miscellaneous revenues.
Expenses
Direct site operating costs. Our site costs and expenses primarily consist of (i) salaries and benefits for our on-site employees; (ii) lease consideration for parking spaces; (iii) cost of utilities, satellite television and movies; (iv) cost of network telecommunications; (v) ancillary cost of goods sold, and (vi) equipment maintenance costs. Direct site operating costs also include depreciation of revenue-generating equipment and accretion of asset retirement obligations.
Cost of ancillary product sales. Cost of ancillary product sales is the lower of the acquired cost or the market value of the item sold, using the average costing method.

Depreciation and amortization expense. Depreciation expense is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of useful life or lease term.
Selling, general and administrative expenses. Selling, general and administrative expenses primarily consist of (i) employees’ salaries and benefits, (ii) property and equipment leases, (iii) marketing and sales, (iv) telephone and network communications, (v) travel, and (vi) other general operating expenses.
Impairment of long-lived assets. When indicators of impairment are present, we evaluate the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset.
Loss on settlement of asset retirement obligation. Our installation and lease agreements with travel centers typically require us to return the leased property to its original condition upon termination of the lease. We accrue this obligation over the life of the lease and record related accretion to cost of sales. When a site is closed and restored to its original condition, we record the differences in the accrued obligation and the actual cost to loss on settlement of asset retirement obligation.
Loss on disposal of fixed assets. From time to time, we identify damaged or unusable equipment, and write off such fixed assets. A modification to our service platform equipment may also render certain revenue-generating equipment obsolete, resulting in a write-off of fixed assets.
Interest expense, net. Interest expense relates primarily to debt incurred in order to finance our network build-out. In all periods, interest expense is net of interest income.
Interest expense is primarily comprised of accrued interest on our senior secured discount notes at the stated coupon rate, as well as interest method amortization over the life of the notes for original issue discount on the senior secured discount notes, debt discount generated from the bifurcation of value to the detachable warrants, and the deferred financing costs associated with the senior secured discount notes. Interest expense is net of amounts capitalized to revenue-generating assets during installation periods. Interest income is derived primarily from income from short-term investments of cash in excess of immediate cash requirements.

The following table sets forth the results of our operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Net revenues:
Basic and premium services, net	$10,747	$3,895	$23,281	$6,689
Ancillary product sales	536	429	1,493	758

Net product revenues	11,283	4,324	24,774	7,447
Grant revenues	813	280	2,022	1,197
Other revenues	68	123	243	296

Total net revenues	12,164	4,727	27,039	8,940

Operating expenses:
Direct site operating costs (1)	14,037	6,798	37,542	13,288
Cost of ancillary product sales	353	286	917	531
Depreciation and amortization	5,885	2,473	15,980	5,406
Selling, general & administrative expenses	5,534	4,125	15,956	11,734
Impairment of long-lived assets	—	—	—	1,304
Loss on settlement of asset retirement obligation	—	—	—	317
Loss on disposal of fixed assets	189	348	366	1,336

Total operating expenses	25,998	14,030	70,761	33,916

Loss from operations	(13,834)	(9,303)	(43,722)	(24,976)
Interest expense, net	(8,450)	(4,313)	(23,009)	(14,467)

Net loss	$(22,284)	$(13,616)	$(66,731)	$(39,443)

(1)	Exclusive of depreciation and amortization expense, presented in a separate caption.

The following table sets forth certain operating data as a percentage of net product revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues:
Basic and premium services, net	95.2%	90.1%	94.0%	89.8%
Ancillary product sales	4.8	9.9	6.0	10.2

Net product revenues	100.0	100.0	100.0	100.0

Operating expenses:
Direct site operating costs (excluding depreciation and amortization)	124.4	157.2	151.5	178.4
Cost of ancillary product sales	3.1	6.6	3.7	7.1
Depreciation and amortization	52.2	57.2	64.5	72.6
Selling, general & administrative expenses	49.0	95.4	64.4	157.6
Impairment of long-lived assets	—	—	—	17.5
Loss on settlement of asset retirement obligation	—	—	—	4.3
Loss on disposal of fixed assets	1.7	8.0	1.5	17.9

Total operating expenses	230.4%	324.5%	285.6%	455.4%

Total net revenues. Total net revenues increased $7.4 million or 157% from the three months ended September 30, 2006 to the three months ended September 30, 2007, and $18.1 million or 202% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The growth in total net revenues was principally due to a 190% and 262% increase in total hours of usage for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. This increase in total hours of usage was driven by the increase in the number of ATE sites and corresponding increase in the number of parking spaces available for rent. In addition, we raised the retail hourly rate for our basic services from $1.88 to $2.18, or 16%, in March 2006. However, customer discounts and promotional campaigns were more heavily utilized in 2007, increasing to $2.2 million or 16% of gross product revenues for the three months ended September 30, 2007, compared to $0.6 million or 13% of gross product revenues for the three months ended September 30, 2006. Similarly, customer discounts and promotional campaigns were $4.9 million or 17% of gross product revenues for the nine months ended September 30, 2007, compared to $1.0 million or 12% of gross product revenues for the nine months ended September 30, 2006.

Gross revenue from premium services increased from $0.6 million and $1.2 million for the three and nine months ended September 30, 2006, respectively, to $1.5 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, but declined as a percentage of gross basic service fee revenue from 15% to 13% over the respective three month periods, and from 18% to 15% over the respective nine month periods. Between September 30, 2006 and September 30 2007, we added 60 new sites to our nationwide ATE network, making our ATE system more easily accessible to truck drivers. We believe that since we have installed more ATE systems at convenient locations, drivers stayed for a longer period of time, but use of our premium services as a percentage of gross revenue declined as they did not use our premium services during every visit. Sales of our premium services increased in numbers, but declined as a percentage of visits. For example, a movie was purchased during approximately 10% and 12% of our customer visits during the three and nine months ended September 30, 2006, respectively, compared to only 6% and 7% during the three and nine months ended September 30, 2007, respectively.
Ancillary product sales increased $0.1 million or 25% from the three months ended September 30, 2006 to the three months ended September 30, 2007, but declined as a percentage of net product revenues from 10% to 5%. Ancillary product sales increased $0.7 million or 97% from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007, but declined as a percentage of net product revenues from 10% to 6%. We believe this is also due to the increase in number of sites between the periods. The largest component of ancillary product sales are our adapter sales, but these are primarily sold only to first-time users and the percentage of new users in our customer base dropped from 12% and 13% during the three and nine months ended September 30, 2006, respectively, to 5% and 7% during the three and nine months ended September 30, 2007, respectively. As we continue to expand our customer base, we expect that the percentage of total customers composed of first-time users will continue to decline.
In addition, we collected $3.7 million and $11.7 million in grants during the three and nine months ended September 30, 2007, respectively, of which $0.6 million and $1.2 million, respectively, represented incremental amortization to grant revenues, less $0.4 million of 2006 amortization associated with grants for which all service requirements were completed in 2006.
Direct site operating costs. Direct site operating costs (excluding depreciation and amortization) increased $7.2 million and $24.3 million from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, respectively. As a percentage of net product revenues, direct site operating costs decreased from 157% and 178% for the three and nine months ended September 30, 2006, respectively, to 124% and 152% for the three and nine months ended September 30, 2007, respectively. This was principally due to the reduction in site-level salaries and benefits as a percentage of net product revenues from 86% of net product revenues, or $3.7 million, for the three months ended September 30, 2006 to 74% of net product revenues, or $8.3 million, for the three months ended September 30, 2007. Similarly, site-level salaries and benefits as a percentage of net product revenues decreased from 97% of net product revenues, or $7.2 million, to 92% of net product revenues, or $22.8 million, respectively, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007. This was a result of our ability to better leverage our on-site employees. In addition, our network expansion allowed us to achieve telecommunication and network economies of scale as well as a reduction in the per unit cost of certain ancillary inventory items.

Direct site operating costs also include depreciation of revenue-generating equipment. Depreciation of revenue-generating equipment was $5.4 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, and $14.7 million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation has increased as a result of our network expansion.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million and $4.2 million from the three and nine months ended September 30, 2006 to the three months ended September 30, 2007, respectively, but declined as a percentage of net product revenues from 95% and 158% for the three and nine months ended September 30, 2006, to 49% and 64% for the three and nine months ended September 30, 2007, respectively. Selling, general and administrative expenses increased across all periods as we have continued to invest in our corporate infrastructure to support our network expansion. However, selling, general and administrative expenses as a percentage of net product revenues has continued to decline relative to the increasing revenue base.
In addition, for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2007:
•	Corporate headcount increased 20% from 205 employees to 246 employees. Total salaries and benefits were $3.8 million and $10.8 million for the three and nine months ended September 30, 2007, respectively, and $2.7 million and $7.0 million for the three and nine months ended September 30, 2006, respectively. Presented net of research and development, marketing and sales personnel costs, total salaries and benefits were $2.6 million and $7.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.9 million and $5.0 million for the three and nine months ended September 30, 2006, respectively.

•	Research and development costs increased 38% from $0.6 million to $0.9 million, which includes salaries and benefits of $0.5 million and $0.8 million, respectively, from the three months ended September 30, 2006 to the three months ended September 30, 2007, as the number of research and development personnel increased from 29 to 41. Similarly, research and development costs increased 64% from $1.6 million to $2.6 million, which includes salaries and benefits of $1.4 million and $2.3 million, respectively, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007.

•	Marketing and sales expenses increased 121% from $0.4 million to $1.0 million, which includes salaries and benefits of $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2006 and 2007. Staffing grew by three persons and salaries and benefits increased $0.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Marketing expense increased by $0.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2007 primarily due to increased trade show attendance and an increase in marketing consulting fees. Similarly, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007, marketing and sales expenses increased 84% from $1.3 million to $2.3 million, including salaries and benefits of $0.7 million and $1.1 million, respectively.

•	Director fees increased $0.2 million for the nine months ended September 30, 2006 and 2007, respectively, principally due to stock compensation costs.
Impairments, disposals and site closures. We continue to review and evaluate our site selection criteria. In 2006, we identified ten underperforming sites which no longer met our current site selection criteria. Based on this evaluation, we closed five of these sites, recorded a $0.3 million loss on settlement of asset retirement obligations and wrote off approximately $0.7 million of fixed assets. We also recorded a $1.3 million impairment charge attributable to the other five sites that have remained operational. In September 2007, we closed an additional site, which resulted in a nominal write off of fixed assets. We continue to evaluate the commercial viability of the remaining four underperforming sites.
The total loss on disposal of fixed assets was $0.2 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, related to disposal of service modules and other miscellaneous fixed assets. The total loss on disposal of fixed assets was $0.4 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. The loss on disposal of fixed assets for the nine months ended September 30, 2006 includes $0.7 million associated with the closing of the five underperforming sites and $0.2 million of capitalized site survey costs for locations that we determined were no longer viable prospective locations for short-term installation. Additionally, both periods included disposal costs of $0.4 million relating to the write-off of service module components and other miscellaneous fixed assets.
Interest expense, net. Net interest expense increased $4.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to an increase of $1.7 million in interest expense associated with our debt, a decrease of $1.3 million in interest income associated with a lower investing base, and a decrease of $1.1 million in capitalized interest due to the decreasing rate of ATE network expansion. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007, net interest expense increased $8.5 million due to an increase of $4.9 million in interest expense associated with our debt and a decrease of $4.2 million in interest income associated with a lower investing base, offset in part by an increase of $0.7 million in capitalized interest. Interest capitalization was higher for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as we held higher balances of work-in-process fixed assets and deposits with vendors in the first few months of 2007.
Liquidity and Capital Resources
We have not been profitable since inception, and had a deficit in stockholders’ equity as of September 30, 2007. We have experienced and continue to experience negative operating margins and negative cash flows from operations. As a result, we have needed to rely on securities offerings and borrowings in order to fund our operations. In particular, our network expansion has been funded by the net proceeds received from the sale of our senior secured discount notes in 2005. We will need substantial additional funds to continue our nationwide ATE network expansion and to fund operations in 2008. On September 18, 2007, we filed a registration statement with the Securities and Exchange Commission in connection with the sale of our common stock in a proposed initial public offering. In addition to the proposed initial public offering, we are currently pursuing a credit facility of up to $25 million to help fund operations. There can be no assurance that this potential financing, or any additional public or private financing we might undertake in the future, will be available in amounts or on terms acceptable to us, if at all.

At September 30, 2007, we had $7.4 million of cash and cash equivalents, $15.6 million of short-term investments, $1.2 million in restricted cash and investments, and $12.1 million of deposits held by suppliers to secure purchase order obligations. We had $53.0 million of open commitments on purchase orders, primarily for various site equipment components pursuant to our ATE network expansion. The majority of these commitments do not have a specific contractual end date associated with them. We actively manage our supplier relationships in order to ensure timely receipt of necessary components, while minimizing the stockpiling of components in advance of construction. We believe that we have sufficient resources to fund our operations during 2007, including those purchase orders requiring fulfillment prior to December 31, 2007, but we will require additional funding within the next six to nine months in order to sustain operations. To help conserve cash, we also have initiated steps to limit site development until additional funding can be secured.
Effective November 16, 2007, we entered into an agreement with TA Operating LLC (“TA”) to (i) terminate the former Petro lease and include all Petro locations under the current TA Lease and Installation Agreement and (ii) either (a) accelerate the per unit escrow funding beginning March 1, 2008, until at least $4 million has been deposited in TA’s escrow account, or (b) deposit $4 million to the TA escrow account within five days of closing of our initial public offering of common stock. At September 30, 2007, we held $ 0.9 million in escrow on behalf of TA and Petro.
Senior secured discount notes
On December 30, 2005, we raised approximately $234.8 million through the sale of $320.0 million of senior secured discount notes and detachable common stock warrants. The net proceeds (after fees and expenses and repayment of debt) of $207.6 million are being used to fund our current ATE network expansion and interim operating losses.
Of the $207.6 million, approximately $201.6 million was initially held in a disbursement account, and therefore accounted for as restricted cash and investments. Funds in the disbursement account were released as needed from time to time to pay for the development, construction and operation of ATE network and general corporate and other operating expenses. As of September 4, 2007, there were no funds remaining in the disbursement account.
Our senior secured discount notes rank senior in right of payment to all existing and future subordinated indebtedness and equal in right of payment with all other existing and future senior indebtedness. Our senior secured discount notes are unconditionally guaranteed on a senior secured basis by any future domestic restricted subsidiaries. Our senior secured discount notes are secured by substantially all of our tangible and intangible assets.
The indenture governing our senior secured discount notes imposes significant operating and financial restrictions on us. These restrictions may limit or prohibit, among other things, our ability to:
•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	issue capital stock of any subsidiary we may establish;

•	change our line of business;

•	transfer or sell assets;

•	make certain investments or acquisitions;

•	grant liens on our assets;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or transfer substantially all of our assets.
Events beyond our control could affect our ability to meet the financial ratios and financial condition tests and to comply with other provisions under our senior secured discount notes. Our failure to comply with these obligations could cause an event of default under our senior secured discount notes. If an event of default occurs under the indenture, there can be no assurance that we would have sufficient assets to repay all of our obligations.
On September 17, 2007, we amended the indenture to provide that upon completion of our proposed initial public offering of common stock, we will be required to issue and deliver 7,204,835 shares of our common stock to an escrow agent for the benefit of holders of our senior secured discount notes. These 7,204,835 shares will be held in escrow until the end of 360 days after the closing of this offering.
Under the indenture, we may enter into a senior credit facility of up to $25.0 million.
Cash Flows
Cash flows from operating, financing and investing activities are summarized in the following table for the stated periods:

	Nine Months Ended
	September 30,
	2007	2006

Activity:
Operating activities	$(18,414)	$(6,195)
Investing activities	10,054	24,235
Financing activities	(852)	(46)

Net increase in cash	$(9,212)	$17,994

Operating activities. Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, for the following reasons:
•	Customers frequently purchase gold card memberships and assorted prepaid plans for future use. As of September 30, 2007, we have deferred recognition of related trade revenues of approximately $2.1 million to future periods.

•	Through September 30, 2007, we have been awarded approximately $55.6 million in cumulative-to-date grant assistance from governmental agencies. Of this amount, grants for $8.6 million have either expired or terminated. Grants may expire or terminate for various reasons, including layout issues with travel center operators, issues related to local permits, or a determination that the site no longer meets our site selection criteria. We record grant awards and the related deferred revenue at the time an invoice is issued to the respective governmental agency. The process of recognizing revenue over the relevant amortization period begins at the time the grant monies are received. However, grant revenue is typically recognized over the life of the grant, which in most cases, corresponds to the capital expenditure outlay involved in the build-out. From inception through September 30, 2007, we have collected $24.1 million of grants and deferred recognition of $17.6 million of related revenue to future periods. Of the remaining $21.3 million in contractually available grant monies, we expect such amounts to become collectible as additional sites become operational. However, there can be no assurance that all amounts will be collected.
Our operating cash outflows consist principally of site operating costs and selling, general and administrative expenses (which includes research and development and sales and marketing expenses). Such costs currently exceed operating cash inflows. Our site operating costs generally vary directly with site operating revenues, with the exception of salaries and benefits, certain network costs, accretion of asset retirement obligations and depreciation of our revenue-generating equipment.
Our net cash used in operating activities across all periods is principally due to our site operating expenses and selling, general and administrative expenses exceeding revenues. In addition to changes from increases in operating expenses between periods, there was an $18.6 million increase in cash from trade revenues, an $11.1 million increase in grant collections, and a $1.0 million increase in interest income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Investing activities. The $10.1 million provided by investing activities during the nine months ended September 30, 2007 was primarily due to the release of approximately $38.4 million of restricted cash to operations which, combined with $3.9 million of existing prepayments, was used to purchase $32.2 million of equipment for new sites, and to fund operating losses. The $24.2 million used in investing activities during the nine months ended September 30, 2006 was primarily due to purchases and prepayments of property and equipment, less restricted cash released to operations.

Financing activities. The net cash used in financing activities of $0.9 million during the nine months ended September 30, 2007 included primarily offering costs incurred of $0.7 million and payments on capital lease obligations of $0.3 million, offset by $0.1 million received from the exercise of stock options and warrants.
Recently Issued Accounting Pronouncements
On January 1, 2007, we Company adopted Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). Pursuant to the adoption of this standard, we have elected to exclude from revenue all sales taxes and any other taxes that are imposed on a revenue transaction between us and our customers. The adoption of EITF 06-3 had no effect on our financial statements, since this policy is consistent with prior treatment.
On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of September 30, 2007, we had no uncertain tax positions and no adjustments to liabilities or operations were required.
On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although early adoption of this Statement is permitted, it will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating what impact, if any, this new standard may have on our financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided we also elect to apply the provisions of SFAS No. 157. We are in the process of evaluating what impact, if any, this new standard may have on our financial statements.
Critical Accounting Policies, Judgments and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

Management believes the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. Management has discussed the development and selection of its critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below relating to those policies and estimates.
Impairment of long-lived assets. When indicators of impairment are present, we evaluate the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of long-lived assets.
From time to time, we may make strategic decisions to close existing sites. If sites to be closed constitute components, as defined by SFAS No. 144, and will not result in a migration of customers and cash flows, these closures will be considered discontinued operations when the related assets meet the criteria to be classified as held for sale, or at the cease-use date, whichever occurs first. The results of operations of discontinued operations are presented retroactively, net of tax, as a separate component in the statement of operations, if material individually or cumulatively. To date, no site closings have been material individually or collectively.
Asset retirement obligations. Our lease agreements with our travel centers generally require us to return the leased property to its original condition upon termination of the lease. These obligations represent asset retirement obligations subject to SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. We estimate our obligations based on the amount a third party would charge us to perform such activities. Historical closure activities provide a basis for those estimates. Inherent in the calculation of asset retirement obligations are assumptions regarding our credit-adjusted risk-free interest rate, the rate of inflation and the expected settlement date of the obligation. Settlement dates generally represent the lesser of the estimated useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
It is possible that actual results, including the amount of costs incurred and the timing of those events, could be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different from actual results, lower profitability may be experienced as we settle these obligations.
Share-based compensation. We account for share-based payments to employees in accordance with the provisions of SFAS No. 123—revised 2004, Share-Based Payment, or SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. For awards with graded vesting, we have elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period.

Since we used the minimum-value method to measure pro forma compensation cost for employee stock options under SFAS 123, we were required to use the prospective method upon adoption of SFAS 123(R). Under the prospective method, we continue to account for our nonvested awards outstanding at the date of adoption using the provisions of APB 25; all awards granted, modified or settled after the date of adoption are accounted for using the measurement recognition and attribution provisions of SFAS 123(R).
We use the Black-Scholes-Merton standard option pricing model, or Black-Scholes model, to determine the fair value of stock options. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the estimated fair value of our outstanding shares, the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, when assumptions change, stock-based compensation expense could be materially different in the future.
Our computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of the option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, we used the minimum value method to measure stock compensation cost, which excludes the effects of expected volatility. Since our stock is not publicly traded and we have no historical data on volatility of our stock, the expected volatility used for purposes of computing fair value is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
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
Management is primarily responsible for our estimates of fair value. In so doing, management considers a number of factors, including information provided by or resulting from transactions with third parties. In December 2005, we completed a discount notes and warrants offering that resulted in substantial dilution to existing stockholders. In conjunction with the transaction, we performed a business enterprise valuation using discounted cash flow analyses so as to price the corresponding debt and detachable warrants. To further corroborate the fair value estimate, we compared the imputed rate on the notes against a range of plausible interest rate scenarios assuming that the debt had been issued without the detachable warrants. This process resulted in a valuation of $0.82 per share of common stock.
We have historically granted stock options at exercise prices equivalent to the fair value of our common stock as of the date of grant, as determined by taking into account our most recently available valuation of common stock. The aforementioned valuation served as the basis for subsequent assessments of fair value through the first quarter of 2007. The majority of our 2006 stock option issuances were made on April 1. We deemed $0.82 per share to be an appropriate valuation as there had been no substantial change in our business fundamentals in the preceding three months. Most of that quarter was dedicated to hiring appropriate personnel, reevaluating our site selection criteria and securing supplier commitments so as to begin full scale execution of our ATE expansion. We built only one site during the first quarter of 2006.
We began 2006 with only 24 sites and, at December 31, 2006, had 99 sites across 26 states. As a result, we transitioned from a stage characterized by mezzanine financing obtained to provide growth to an IPO to a “bridge to IPO” stage with a planned near-term liquidity event. In February 2007, we engaged an unrelated valuation firm to assist us with a valuation of our common stock as of December 31, 2006. Their final business enterprise valuation report was delivered in May 2007 and consisted of two valuation methods: (i) a venture capital market comparable valuation method under the market approach and (ii) a discounted cash flow method under the income approach. Both approaches yielded comparable business enterprise values.
The market-comparable approach estimates the fair market value of a company by applying market multiples of publicly-traded companies in similar lines of business to their results and projected results. Because we are in an emerging market, we often compare ourselves to a blend of industry sectors, including environmental, hospitality, facility services, telecommunications, technology, trucking and logistics. The income approach requires the application of an appropriate risk-adjusted discount rate to projected debt-free cash flows, based on forecasted revenue, costs and capital expenditures.

We provided financial forecasts to be used in the computation of business enterprise value. The financial forecasts were based on assumed revenue growth rates that took into account our past experience and future expectations. The risk associated with achieving this forecast was assessed in selecting a weighted average cost of capital of 22.5%, with an assumed initial public offering liquidation event 15 months from the valuation date. The proceeds were then allocated to the different equity classes, giving consideration of liquidation preferences to our convertible preferred stock. This resulted in a valuation of $2.21 per share of common stock. The increase in our valuation from $0.82 to $2.21 was principally the result of a decrease in our weighted average cost of capital from 37.5% to 22.5%, consistent with our transition between stages of enterprise development.
Management prepared an internal update to the December 31, 2006 valuation effective June 30, 2007, using the income approach. In making our determination of fair value, we considered a variety of factors. Because we are still an early stage company in a highly capital-intensive industry, most of our enterprise value is derived from residual cash flow in later years; and because we are also in an emerging market, those cash flows are highly subjective. Management frequently evaluates changes in projections to future cash flows resulting from the implementation of our business strategy, including the achievement of significant qualitative and quantitative milestones relating to, among other things, our system utilization rate, our fleet usage rate and the progress of our nationwide ATE network expansion plan. Management assumed a six month liquidity event and no change to the weighted average cost of capital of 22.5%, which resulted in a valuation of $2.58 per common share.
During the first quarter of 2007, we experienced a slow-down in our construction pace and improvements to system utilization rates were slower than forecasted. As a result, we made corresponding reductions to our long-term revenue growth assumptions, including delayed network effect. With a less aggressive but still robust expansion plan, our modified forecast reduced the assumed inherent fixed costs associated with the more aggressive previous site expansion assumptions, resulting in improvements to margins. Additionally, we identified future opportunities to more efficiently utilize on-site employees through certain geographic synergies, resulting in additional potential cost savings. The aforementioned factors, offset by a reduction in our assumed long-term revenue growth rates, resulted in the valuation increase from $2.21 to $2.58 per share.
The following table summarizes by quarter the number of shares subject to options granted between January 1, 2006 and September 30, 2007, the weighted average exercise price, the reassessed weighted average grant date fair value of the options, and the weighted average intrinsic value. Retrospective adjustments from the aforementioned valuations are reflected in the reassessed fair value and weighted average intrinsic value of granted options.

			Weighted
		Weighted	average	Weighted
		average	calculated	average
		exercise	grant date	intrinsic
	Shares	price	fair value	value

Quarter ended
March 31, 2006	31,575	$0.85	$0.44	$—
June 30, 2006	824,000	0.82	0.44	—
September 30, 2006	16,500	0.82	0.45	—
December 31, 2006	36,000	0.82	1.69	1.39
March 30, 2007	27,500	0.82	1.63	1.39
June 30, 2007	195,500	2.21	0.96	0.37
September 30, 2007	895,000	2.21	1.05	0.37

	2,026,075	$1.57	$0.80

For the three months ended September 30, 2007, the Company recorded share-based compensation expense of $0.3 million. Share-based compensation expense recorded for the three months ended September 30, 2006 was a nominal amount. We recorded stock-based compensation expense of $0.5 million and $0.2 million during the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively. As of September 30, 2007, we had $1.1 million of unrecognized stock-based compensation costs related to stock options granted pursuant to our Amended and Restated 2000 Incentive Stock Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.48 years as of September 30, 2007.
Litigation and other contingencies. Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense. Management is not aware of any potential losses that would require accrual at December 31, 2006 or September 30, 2007.
Accounting for income taxes. At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $150.9 million and $145.2 million, respectively. If not utilized, these federal and state net operating loss carryforwards will begin to expire at various dates beginning in 2015. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership in the future, utilization of these carryforwards could be limited.
A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

On January 1, 2007, we adopted FIN 48. At the adoption date and as of September 30, 2007, we had no uncertain tax positions and no adjustments to liabilities or retained earnings were required.
We recognize interest and penalties related to uncertain tax positions in income tax expense, which was $0 for 2006 and the three and nine months ended September 30, 2007.
Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. However, due to our historical net operating loss position, all tax attributes are subject to adjustment upon examination. There are no income tax examinations currently in process.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our primary market risk exposure is to changes in US interest rates. We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. We also invest in auction rate securities which generally have long-term stated maturities, but have characteristics similar to short-term investments because there is a new auction process at pre-determined intervals, generally between 7 to 90 days.
While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments.
Foreign currency exchange risk
We have no foreign currency exchange risk exposure because all of our sales and expenses are denominated in US dollars.
Commodity price risk
We do not believe that overall consumer inflation will have a material effect on our business, financial condition or results of operations during the periods presented. A significant reduction in the price of diesel fuel, however unlikely, could negatively impact our business. See “Risk Factors.”

Item 4. Controls and Procedures
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
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, and streamlining or migrating processes. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
On November 27, 2006, we were served with a complaint by Chiaphua Industries Limited, or Chiaphua, in the US District Court for the Eastern District of Tennessee, alleging that by our termination of a non-exclusive Manufacturing and Sales Agreement with Chiaphua dated April 2004, we have breached the contract and have interfered with certain advantageous business relationships with Chiaphua in connection with its supply of HVAC units to us. The complaint does not specify an amount of damages. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position. A Motion to Dismiss the Complaint was filed on March 5, 2007 and the plaintiff subsequently filed an amended complaint. On May 7, 2007, we filed our reply brief in support of the Motion to Dismiss the First Amended Complaint. The plaintiff then filed an Amended Complaint, and we have filed an Amended Motion to Dismiss. On August 2, 2007, our motion to dismiss was denied. On August 22, 2007, we filed our Answer and Counterclaim to the Amended Complaint. We will vigorously defend our position; however, we cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on our financial condition.
During 2005 and 2006, we maintained professional services contracts with PB Constructors, Inc., or PB, a shareholder and a vendor, for consulting and construction program management services. On April 13, 2007, PB and its affiliate, CTV Holdings, Inc.(“CTVH”), served a complaint on us alleging, among other things, that, by making payments in stock instead of in cash, we had failed to satisfy our payment obligations under a Program Management Services Agreement, dated August 17, 2004, an Agreement for Professional Services, dated November 29, 2004, and an Agreement for Professional Services, dated January 1, 2006. PB also alleged that by having our internal staff perform construction program management services, we had deprived it of the material benefits of its agreements with us. PB is seeking damages for $23 million, including $20 million of alleged loss of profits. On May 29, 2007, we filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia requesting that the claims be arbitrated in Knoxville, Tennessee. On May 31, 2007, we filed a motion in the Supreme Court of the State of New York, to compel arbitration of the claims in the complaint and to stay the action pending arbitration. On October 4, 2007, the Supreme Court granted IdleAire’s motion to compel PB to arbitrate all of their claims against IdleAire and to stay the action pending the outcome of the arbitration. With respect to CTVH’s single claim, the Supreme Court granted a stay of the action pending determination by the arbitrators that CTVH is or is not a Necessary Party within the meaning of the Program Management Services Agreement. We will vigorously defend our position; however, we cannot predict the outcome of this proceeding, and cannot predict whether the outcome will have a material adverse effect on our financial condition.
We are subject to various legal proceedings which arise in the ordinary course of business. While management believes that the amount of any ultimate liability with respect to these actions will not materially affect our financial position or results of operations, we cannot assure you that that will indeed be the case.

Item 1A. Risk Factors
If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition and results of operations could be materially and adversely affected.
Risks relating to our business and financial condition
We have a limited operating history and neither our historical results of operations, nor our business and financial expectations, may be an accurate indicator of our future operating results or business prospects.
We were incorporated in June 2000 and we began operating the ATE business in 2003. We have a limited operating history, which makes our evaluation of the timing and the amount of our anticipated capital expenditures, our business and prospects very difficult. Our business and financial plans are based on various assumptions, including the installation costs of our nationwide ATE network expansion, adoption rates, system utilization rates, price increases of our services, the mix between our basic retail rate, the basic discounted rate available to fleets and certain independent truck drivers and the utilization of our premium services and other estimates that management believes are reasonable, but are necessarily speculative in nature. Actual results will likely vary from our assumptions and such variations may be material. As a result, neither our historical results of operations nor any forward-looking information regarding our future expectations may give you an accurate indication of our future results of operations or our business prospects.
We have a history of net losses and an accumulated deficit of $219.7 million as of September 30, 2007. We cannot guarantee if, when or to what extent we will become profitable, or that we can maintain profitability if it is achieved. Our stock is a highly speculative investment.
We have never been profitable. We recorded a net loss of $66.7 million for the nine months ended September 30, 2007. We expect to continue to incur and report net losses during the early phases of our nationwide ATE network expansion, as we work to gain widespread market acceptance for our ATE service. Our future operating results over both the short and long term will be subject to factors, many of which are beyond our control. These factors include the following:
•	costs associated with our ATE network expansion;

•	our ability to obtain approval from travel center operators to install and continue to operate our ATE network at their locations;

•	continued success in securing additional parking spaces for installation of our ATE systems;

•	market acceptance of our ATE technology;

•	adoption of our technology by fleet owners and usage by truck drivers;

•	fluctuations in diesel prices;

•	cyclicality of the trucking industry;

•	changes in the regulatory environment; and

•	changes in general economic conditions.
We cannot assure you that we will achieve profitability or positive cash flow from operating activities in the future, or will generate sufficient cash flow to service our current or future working capital or debt requirements, including our senior secured discount notes currently outstanding.
Since inception, we have incurred losses every fiscal quarter through September 30, 2007. We expect to incur increasing operating expenses as we continue our nationwide ATE network expansion. We are currently experiencing negative operating margins and negative cash flows from operations as the cost of operating our ATE network exceeds the revenue generated from the usage of the ATE network. We cannot provide any assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable depends in part upon the success of our ATE network expansion and our ability to achieve a higher system utilization rate.
Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other indebtedness.
As of September 30, 2007, we have outstanding debt of approximately $262.7 million. In addition, notwithstanding our substantial indebtedness, if we satisfy certain debt coverage tests, we could issue additional notes and incur further indebtedness. If new debt were to be incurred in the future, the related risks could intensify.
Our substantial indebtedness could have important consequences to you and significant effects on our business. For example, it could:
•	make it more difficult for us to satisfy our obligations under our indebtedness which could lead to a default by us;

•	result in an event of default if we fail to satisfy our obligations under the senior secured discount notes or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indenture or any future senior secured credit facility, which event of default could result in all of our indebtedness becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such indebtedness;

•	require us to dedicate a substantial portion of our cash flow from our business operations to pay our indebtedness, thereby reducing the available cash to fund working capital, capital expenditures, general operational requirements and other purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures and other activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in the trucking industry; and

•	place us at a competitive disadvantage compared to competitors that are not as highly leveraged.
We expect to obtain the necessary funds to pay our expenses and the amounts due under our senior secured discount notes primarily from our operations and other capital resources. Therefore, our ability to pay our expenses and make these payments depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow from operations may not be realized, either or both of which could result in our inability to repay indebtedness, including our senior secured discount notes, or to fund other liquidity needs. If we do not have sufficient funds, we may be required to sell assets or incur additional debt. There can be no assurance that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all.
The indenture governing our senior secured discount notes imposes, and any future revolving credit facility may impose, significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.
The indenture governing our senior secured discount notes imposes, and the terms of any future debt we incur may impose, significant operating and financial restrictions on us, limiting or prohibiting our ability to:
•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	issue capital stock of any subsidiary we may establish;

•	change our line of business;

•	transfer or sell assets;

•	make certain investments or acquisitions;

•	grant liens on our assets;

•	enter into certain transactions with affiliates; and

•	merge, consolidate or transfer substantially all of our assets.
Events beyond our control could affect our ability to meet the financial ratios and financial condition tests and to comply with other provisions under our senior secured discount notes or other debt. Our failure to comply with these obligations could cause an event of default under our senior secured discount notes or such other debt. If an event of default occurs under our senior secured discount notes or such other debt, our lenders could elect to declare all amounts outstanding and accrued, and unpaid interest under such debt to be immediately due, and the lenders thereafter could foreclose upon the assets securing such debt. An event of default under our senior secured discount notes or such other debt could result in an event of default under our other debt instruments. In the event of a default under our senior secured discount notes or other debt (whether or not a cross default is triggered), there can be no assurance that we would have sufficient assets to repay all of our obligations. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the indenture governing our senior secured discount notes, and may be on terms that are not advantageous to you.
Our success is dependent on the market acceptance of our ATE systems.
Adoption of our ATE technology has grown, but is still relatively limited. We have continued to emphasize to fleet owners and truck drivers the services, features and benefits of our ATE system. Lack of acceptance by truck drivers and adoption or endorsement of our system by fleet owners would make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of our ATE systems for a number of reasons including:
•	our failure to convince truck drivers of the benefits of our ATE system;

•	fleet owners’ failure to encourage drivers to use our ATE system;

•	truck drivers’ unwillingness to change their idling habits; and

•	the introduction of competing products or services in the idle-reduction market.

Demand for our services may fluctuate as the price of diesel changes.
Charging fleet owners and independent truck drivers an hourly rate for our ATE basic services that is less than the hourly cost of fuel consumed during idling a heavy-duty diesel engine is one of our compelling value propositions. Conversely, the appeal of our ATE system and services may lessen as the difference between the hourly rate for our basic services and the diesel price narrows. Demand for our basic services may fluctuate as the price of diesel fuel changes. If diesel fuel prices decrease to a level such that using our ATE system does not result in fuel cost savings, fleets and independent truck drivers may reduce usage of our ATE system or discontinue using our services and our system utilization rate may decrease. Any decrease in our system utilization rate could have a material adverse effect on our business, prospects, financial condition and results of operations. If in the future, we need to reduce the hourly rate for our basic services to keep it competitive with the cost of diesel fuel, our business might suffer and our revenue might decline.
We will require significant capital to complete our nationwide ATE network expansion and financing may not be available to us on reasonable terms, if at all.
We are in a capital intensive industry. Capital expenditures of approximately $1.0 million are required to install our ATE system at an average size travel center with approximately 65 parking spaces, or about $15,000 per parking space. We began operating our ATE business in 2003 and our ATE system has not yet achieved widespread market acceptance. We will need substantial additional funds to complete the nationwide ATE network expansion and may need to sell additional equity or convertible debt securities to fund for such expansion. Any sale of additional equity or convertible debt securities will result in dilution to our holders of common stock. On September 18, 2007, we filed a registration statement with the Securities and Exchange Commission in connection with the sale of our common stock in a proposed initial public offering. However, we cannot be certain that this potential financing, or any additional public or private financing we might undertake in the future, will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay our network expansion and reduce the scope of, or eliminate one or more aspects of our business development activities, all of which could adversely affect the growth of our business. We have deposited funds in advance with our vendors and suppliers to secure discounted pricing and ensure prompt deliveries of key supply materials to meet our aggressive installation schedule. As of September 30, 2007, we have deposited approximately $12.1 million with our vendors and suppliers to secure our short-term purchase obligations. In the event that we need to delay our network expansion due to insufficient financing, there could be a delay involved in the refund of these deposits, and our financial situation may be further strained as a result.

As we continue our nationwide ATE network expansion, we may have difficulty managing our growth and expanding our operations successfully.
As we continue our nationwide ATE network expansion, we may need to expand our construction, sales, marketing and internal accounting activities. We will need to manage effectively the relationships we have with our employees, suppliers and customers. Failure to effectively manage any of these relationships may lead to lost productivity, lost revenue opportunities or litigation. Our growth will continue to place a significant strain on our managerial, operational and financial resources. To manage the growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employees, including our customer support employees. There can be no assurance that our systems, procedures or controls will be adequate to support our rapidly growing operations.
Our business is subject to seasonal volatility and our operating results may fluctuate on a quarterly and annual basis.
Our business is subject to seasonal volatility. Since part of our services is to deliver cooled and heated air, we have typically realized a larger portion of sales during the hot summer and cold winter months of each fiscal year. Accordingly, this may create variability in our sales revenues between periods, depending on the severity of weather patterns. While we believe that our network expansion and increasing fleet acceptance of our ATE system may reduce seasonality for future periods, we cannot assure you that this will indeed be the case.
We depend upon our key personnel to run our business and manage our business growth. The loss of any one of them could have a material adverse effect on our business, operating results and financial condition.
Our success depends largely upon the continued contributions of our experienced senior management team and our ability to attract and retain qualified personnel. The relationships and reputation that our chief executive officer, chief operating officer, and other key employees have established and continue to maintain with travel center operators, manufacturers and suppliers and government agencies are key to our success. Competition for qualified personnel is highly intense and no assurance can be made that we will be able to retain our key employees or that we will be able to attract and retain additional qualified personnel in the future. The loss of any of our officers or key personnel could impair our ability to identify and secure new installation and lease agreements with travel centers, and in turn could materially and adversely affect our ability to manage the growth of our business.
Although we are in active negotiation with travel center operators and truck fleet owners to expand our ATE network, our expansion plan may not succeed as quickly as anticipated, if at all.
Our success in expanding our ATE network depends on our ability to market our ATE system to travel center operators and truck fleet owners and to obtain building permit approvals from local municipal planning agencies. If these parties do not find our value proposition compelling, our plan to install a nationwide ATE network could be delayed. In addition, 62 of our 127 sites are in locations operated by the TravelCenters of America and 32 sites are in locations operated by Petro, which was acquired by TravelCenters of America in May 2007. If we were to cease doing business with TravelCenters of America, or any one of our other significant travel center operators, our business would be adversely affected. Although we have successfully installed our ATE systems at two fleet terminals and have plans to install our ATE systems at more fleet terminals in the future, there is no assurance that we will be successful in installing our ATE systems on terms that are acceptable to us, or at all.

We rely on third-party suppliers for the manufacture and assembly of our ATE system, and may not be able to meet our expansion plan schedule if our suppliers cannot meet our quantity and quality requirements.
We rely on third-party suppliers for the manufacture and assembly of our ATE system. In the event that certain of these suppliers are unable or unwilling to provide us with certain specific components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result in delays in our installation and deployment schedule, and could have a material adverse effect on our results of operations. We cannot assure you that our current suppliers will at all times dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would have a material adverse effect on our nationwide network expansion. General economic downturns or factors such as labor strikes, supply shortages, product defects, or safety recalls of particular equipment affecting any of our suppliers would also likely have a material adverse effect on our business.
We rely on electrical power utilities and communications companies, including Internet and bandwidth providers, data centers, satellite communications and mobile network providers, to provide their services to customers through our ATE systems; and their failure to provide prompt and reliable service could materially adversely affect our business, operating results and financial condition.
We rely on electrical power utilities, communications companies, Internet access, data center and bandwidth providers to deliver their services to us and our customers reliably. If any of these service providers cannot deliver their services reliably, the scope of the services we can offer to our customers will be either limited or non-functional and therefore the quality of our overall service offering could suffer. Any delivery issues, including signal interference, service interruptions or system failure could lead to customer dissatisfaction and complaints, damage our reputation, and cause delay in our ATE network expansion.
Any disruption in the network access or collocation services provided by these providers, or any failure of these providers to handle current or higher volumes of use, could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with customers, adversely affect our brand and expose us to liabilities.
Our systems are also heavily reliant on the availability of electricity. In the event of a major power outage, we would have to rely on one of our four back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage, resulting in a possible disruption of our business.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of customers and cause us to incur expenses to make architectural and design changes.
To be successful, our network infrastructure has to perform well and be reliable. As user traffic and our service offerings increase, the complexity of our ATE system increases, which raises our requirement for computing power. We have spent and expect to continue to spend substantial amounts on the purchase and lease of data centers and equipment and the upgrade of our technology and network infrastructure to handle increased traffic on our web site and to expand new service offerings. These activities are expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our services and our customers’ satisfaction could decline. This could damage our reputation and lead us to lose customers. Cost increases for data network equipment, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.
We could experience system failures and capacity constraints, which could materially and adversely affect our business and operating results.
To be successful, our ATE system must be able to operate 24 hours a day, seven days a week without interruption. We must protect our equipment and data against damage from human error and from force majeure events that could cause loss or corruption of data or interruptions in our services. We have business interruption insurance but such insurance may be insufficient to compensate us for losses relating to system failures or may not provide coverage under certain particular circumstances. If we were unable to provide uninterrupted service to our customers, such interruptions could:
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
Maintaining the security of our network is an issue of critical importance for our customers because our services involve the storage and transmission of proprietary, confidential data and customer information, including truck fleet financial data and personal information, such as debit or credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our ATE network. If our security measures, or those of our contractors handling our customers’ information, are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Successful penetration of our network security could have a negative impact on our reputation and could lead our existing and potential customers to choose not to use our ATE services. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer website could lead to a general public loss of confidence in the use of the Internet, which could diminish the attractiveness of our system and service offerings.
If we fail to adequately protect or enforce our intellectual property rights, the value of our intellectual property rights would diminish.
We rely upon a combination of patents, service marks and other rights to protect our intellectual property. Our success and competitive position will depend largely on our ability to obtain and maintain patent protection for our ATE system, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed and anticipate filing additional patent applications both in the United States and internationally.
We cannot assure you that our US and foreign patent applications will be allowed or will be issued in a form that is advantageous to us. In addition, our patents or service marks may be challenged by third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Competitors may also be able to develop services similar to our ATE system that do not infringe our patents. There can be no assurance that the actions we have taken to protect our intellectual property rights will be successful, particularly in foreign jurisdictions where the laws may not protect our intellectual property rights as fully or in the same manner as the laws of the United States.
Any patent may be challenged, invalidated, held unenforceable or circumvented. The existence of a patent will not necessarily protect us from competition. Competitors may successfully challenge or invalidate our patents or produce systems that do not infringe our patents. Patent and other intellectual property protection may be unavailable, limited or difficult to enforce. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons.
Recent and future developments in patent law may negatively affect our ability to enforce our existing patents or in the future, obtain patent claims broad enough to adequately protect our technology. For example, recent US court rulings have, in some respects, tightened the standards for non-obviousness of US patents and changes to the US Patent and Trademark Office procedures may limit the number of patent claims we can obtain in the future.

Third party claims of intellectual property infringement could require us to spend significant time and money in litigation.
In order to protect or enforce patent rights, we may initiate patent litigation against third parties. Similarly, we may be sued by others. We have received, and may in the future receive, communications alleging possible infringement of patents and other intellectual property rights belonging to third parties. Such allegations can result in costly litigation. We also may become subject to proceedings conducted in the US Patent and Trademark Office, including interference proceedings to determine the priority of inventions, or reexamination proceedings. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel from their normal responsibilities.
No patent can protect its holder from a claim of infringement of another patent. Therefore, our patent position cannot and does not provide any assurance that the commercialization of our ATE system would not infringe the patent rights of another. If such a claim is asserted against us, there can be no assurance that the resolution of the claim would permit us to continue marketing our ATE system on commercially reasonable terms, if at all. We may not have sufficient resources to bring these actions to a successful conclusion. If we do not successfully defend any infringement actions to which we become a party or are unable to have infringed patents declared invalid or unenforceable, we may have to pay substantial monetary damages, which can be tripled if the infringement is deemed willful, or be required to discontinue our business operation or significantly delay our network expansion plan.
Products developed by our competitors could reduce the demand for our ATE services.
We may face growing competition from companies that are developing and marketing idle-reduction technologies and alternatives. For instance, effective January 1, 2008, the California Air Resources Board will require drivers resting in a truck’s sleeper cab to shut off their engines after five minutes. Truck drivers may comply with the new regulation by using an auxiliary power unit, or APU, equipped with a particulate trap. Although there is no known particulate trap that is tested and proven for APU engines today, we believe large investments could be made in companies that will successfully manufacture California-compliant APUs. These companies may have significantly greater marketing, financial and managerial resources than us. We cannot assure you that our competitors will not succeed in developing and marketing products that will render our ATE system obsolete or non-competitive.
We are unable to predict the future availability of governmental grants.
Government grants have helped us fund our operations, since our operating expenses have historically substantially exceeded our revenues. Through September 30, 2007, we have been awarded approximately $55.6 million in cumulative-to-date grant assistance from governmental agencies. Of this amount, grants for $8.6 million have either expired or terminated. We have invoiced approximately $25.7 million and received approximately $24.1 million. Of the remaining $21.3 million in grant monies not yet invoiced, we expect such amounts to become collectible as additional sites are deployed. However, there can be no assurances that all such amounts will be collected. In addition, grants may include requirements that we build our ATE system on a site that does not meet our site selection criteria and therefore may not be commercially viable. Although we expect to apply for additional grants, as well as other sources of governmental funding in the future, there can be no assurance that we will in fact receive such additional funding, that the amount of funding we do receive will not be less than what we currently anticipate, or what requirements will be stipulated in such grants.

The impact of environmental laws and regulations and their enforcement could adversely affect us.
We are subject to federal, state and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling and use of hazardous materials and the emission and discharge of hazardous materials into the ground, air or water. Under certain environmental laws that impose liability on owners or operators of real property for the costs to remediate or otherwise address hazardous substance contamination, we could be liable for contamination at, on, from, in or under any location currently or formerly owned, leased or operated by us. In particular, there is a risk that the installation of our ATE systems in the various travel centers at which we lease parking spaces can puncture, damage or otherwise impact hazardous material storage tanks, discharge lines or other areas at the travel centers, resulting in contamination. This has occurred a few times in the past. We are currently assessing our liability with respect to one incident in a travel center in Texas, and cannot assure you that we will not ultimately bear some costs with respect to it. While we generally require our contractors who conduct the installations to carry insurance, and in some cases, indemnify us against certain losses arising from their work, we cannot assure you, however, that in this case, and in all other cases, our contractors will indemnify us against, have adequate insurance for, will agree to be liable for, or will actually fund, the costs arising from any contamination.
In addition, we cannot assure you that the environmental laws currently in effect that require air emissions reductions or ban idling from trucks will not change or be repealed. Also, we cannot assure you that additional states or municipalities will adopt anti-idling laws in the future nor can we assure you that authorities will increase their enforcement of existing or future anti-idling laws.
We have identified significant deficiencies in the internal controls over financial reporting that require remediation. If we fail to remediate the significant deficiencies, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition.
During the audit and preparation of our financial statements as of and for the year ended December 31, 2006, our independent auditors communicated to us that they identified significant deficiencies in our internal controls primarily due to our failure to close certain year-end accounts in a timely manner and a lack of adequate accounting staff. We will continue to devote significant time and resources to designing and implementing improved internal controls and procedures. Nonetheless, we may discover areas of our internal controls that need improvement in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. If we fail to achieve and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition.

Provisions in our certificate of incorporation, our bylaws and Delaware law might discourage, delay or prevent our change of control or changes in our management and therefore, depress the trading price of our common stock.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of us or changes in our management that our stockholders may consider advantageous. These provisions:
•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	provide that a two-thirds vote of our stockholders is required to amend our bylaws;

•	establish advance notice requirements to nominate persons for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings;

•	do not provide for cumulative voting in election of directors; and

•	provide for the filling of vacancies of our board of directors by action of a majority of the directors and not by the stockholders.
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of us by prohibiting stockholders, owning in excess of 15% of our outstanding voting stock, from merging or combining with IdleAire.
Risks related to our market
We cannot accurately predict the size of the idle-reduction market, and it may be smaller or slower to develop than we expect.
Based on our research and industry trends, we believe there are approximately 1.3 million heavy-duty diesel trucks with sleeper cabs currently operating in the United States. Although this number is seemingly large, we cannot accurately predict the size of the market that is receptive to idling alternatives, and more specifically, to using our ATE systems. Currently, there are several idle-reduction technologies available in the market; however, adoption has been limited. Although many states have anti-idling laws and regulations, many of these regulations have not been consistently enforced, or, in some cases, enforced at all.

Our long-term growth will depend on the number of truck fleets and drivers willing to adopt idling alternatives, as well as how quickly they adopt our ATE system. We began operating our ATE business in 2003 and to further develop the market for our ATE system, we will need to continue to devote significant resources to marketing and other business development activities. Developing a market for our ATE services takes time and it may take us longer than we expect. In the event that we are successful in developing a market for our ATE services, we may find the market smaller than we expect.
The trucking industry is highly fragmented and regulated.
Our target customers in the trucking industry are a disparate group, comprised of truck fleet owners and independent truck drivers. Some truck fleet owners are small companies, and like independent truck drivers, may not be familiar with the industry trends or have exposure to new methods of doing business. As a result, we may not be able to establish a consistently effective method for marketing our ATE system to such industry participants.
The trucking industry is highly regulated. The jurisdiction of the DOT, the EPA and similar state agencies, extends to the trucking industry, our customers and the services that we currently sell to our customers. DOT and EPA regulations are subject to varying interpretations which may evolve over time. If compliance with the current regulations is not actively enforced by these agencies, or enforcement continues to vary from region to region, our operating results may vary between regions and our business could be materially adversely affected. We cannot assure you that government agencies will not adopt new policies or regulations that could adversely affect our business, results of operations and financial condition.
We are directly affected by the cyclicality of the trucking industry and general economic conditions.
The trucking industry is highly cyclical and especially susceptible to trends in economic activity. The trucking industry fluctuates in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations, consumer spending and fuel costs. The industry is particularly sensitive to the consumer, industrial and manufacturing sectors of the economy, which generate a significant portion of the freight tonnage hauled by heavy-duty trucks. We serve truck fleet owners and professional truck drivers, so our business activities are directly tied to the purchase and production of goods and other key macro-economic measurements. When individuals and companies purchase and produce fewer goods, our customers transport fewer goods. In addition, we have a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Downturns in consumer business cycles, such as the home construction, automobile, and manufactured goods sectors, can create excess capacity in the trucking industry and may have a material adverse effect on our business and operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) will require the Company to document and test its internal controls over financial reporting beginning with the fiscal year ending December 31, 2007, and beginning with the fiscal year ending December 31, 2008, Section 404 will require an independent registered public accounting firm to independently opine on the effectiveness of these internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could cause our shareholders to lose confidence in us and adversely affect our ability to raise additional financing through the sale of equity or debt securities.
Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, and our ability to list any classes of our securities on any national stock exchange or to raise additional financing through the sale of equity or debt securities could be adversely affected.
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

Date: November 19, 2007	By:	/s/ Michael C. Crabtree
Michael C. Crabtree
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul W. Boyd

Paul W. Boyd
Chief Financial Officer and Treasurer
(Principal Financial Officer)