Form 10-K
period 2007-12-31
IDLEAIRE TECHNOLOGIES CORP
filed 2008-04-15
CIK 1162298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number 000-51966
IdleAire Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1829384

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
410 N. Cedar Bluff Road, Suite 200, Knoxville, Tennessee 37923

(Address of principal executive offices)
(865) 437-3600

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Series A Convertible Preferred Stock, par value $0.001 per share
Series B Convertible Preferred Stock, par value $0.001 per share
Series C Convertible Preferred Stock, par value $0.001 per share
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐       No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2008, the issuer had 49,492,464 shares of common stock, par value $0.001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K will be filed by amendment to this Form 10-K, within 120 days after the end of the fiscal year to which this Form 10-K relates.

IdleAire Technologies Corporation
Form 10-K

Forward-Looking Statements or Information
This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, and working capital needs and sources of liquidity.
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

PART I
Item 1. Business
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
Owners and drivers of heavy-duty diesel trucks with sleeper cabs represent our primary market. Based on our research and industry trends, we believe there are approximately 1.3 million of such trucks currently operating in the United States. Currently, heavy-duty truck drivers idle their trucks during federally mandated resting periods to maintain comfortable in-cab temperatures, provide electric power and warm the engine block to keep fuel from freezing in extremely cold weather. However, idling consumes fuel, increases engine wear and generates noise and vibration which contribute to driver sleep deprivation. In addition, diesel air emissions from idling adversely impact air quality and make it more difficult for local communities to comply with the US Environmental Protection Agency’s, or the EPA’s, air quality standards, which may result in the potential suspension of funding for certain highway and transit projects. Currently, more than 20 states, municipalities and the District of Columbia have adopted anti-idling laws to reduce air pollution. As pressure from environmental, energy conservation and regulatory agencies increases, we expect increased enforcement of the existing laws as well as adoption of new anti-idling laws by other states and municipalities. By using our ATE system, drivers can maintain comfortable in-cab temperatures and receive additional services and benefits without idling their trucks during federally mandated resting periods. We have been able to charge an hourly rate for our basic ATE services that is less than the hourly cost of fuel consumed while idling a heavy-duty truck engine.
We believe that a nationwide ATE network will strengthen our appeal and accelerate the use of our services by fleet owners and truck drivers. A dense network of our ATE systems along major interstate highways allows truck drivers to plan their resting periods at our locations without incurring additional travel time and related fuel costs. We began rapid expansion of this network in 2006, but dramatically reduced our construction activities in the fourth quarter of 2007 due to cash constraints. We suspended all further construction activities in January 2008, pending funding. Assuming that we are able to secure funding to meet our immediate working capital needs, we also plan to seek significant, additional long-term funding in order to resume our network expansion activities.

We currently have long-term lease and installation agreements with travel center owners and operators, including two of the three largest national commercial travel center chains, for the right to install our ATE systems in approximately 74,000 parking spaces at over 600 locations, subject to approval of individual site installation by the operators. These agreements typically give us the exclusive right to provide in-cab heating and cooling services by means of external HVAC units at these locations over 10- or 15-year terms from the date of the agreement, subject to certain termination rights, and are renewable for one or two additional five-year terms. Under these agreements, we typically agree to pay a portion of the revenues we earn from operating at the travel center operators’ sites as lease consideration. These agreements generally permit the travel center operator to terminate the agreement if we are in breach of our obligations or we repeatedly fail to pay the applicable lease consideration promptly when due.
As of December 31, 2007, our ATE systems were installed in 8,483 parking spaces at 130 locations across 34 states, and we had provided approximately 25.4 million hours of service since inception. Truck fleet customers who have used our ATE services over the past three months include more than 1,000 truck fleets and approximately 33,000 independent owner-operators, representing approximately 206,000 heavy-duty trucks, a small percentage of the 53,000 truck fleets and approximately 1.3 million heavy-duty trucks with sleeper cabs operating in the United States.
Our service offering
We deliver our services through our ATE system. Our ATE system consists of an in-cab service module that is connected via a flexible, insulated hose to an external HVAC unit mounted on a truss structure above parking spaces. Drivers can easily connect our ATE service module to their truck cab window with a lightweight, secure plastic window adapter which we currently sell for $10 at each of our locations. Once the service module has been inserted into the window adapter and the driver has logged in using a fleet fuel card, credit card, or IdleAire® membership card, the driver can control all of the functions of the system from an easy-to-use touch screen computer. Our ATE service module includes a Pentium-class microcomputer with a touch screen and color liquid crystal display, filtered air supply and return vents, electrical outlets, and ports for satellite television, telephone, Ethernet, and USB connections for computer accessories. Each individual ATE service module is connected to our nationwide, secure, proprietary WAN, allowing us to operate remotely our on-site ATE systems, providing payment processing, trouble-shooting and customer support services 24 hours a day, seven days a week.
We deliver basic and premium services through our ATE system.

Basic services
Using our basic services, a truck driver can turn off his truck engine, rest in his sleeper cab free from the noise, vibration and fumes generated by an idling engine, and significantly reduce the time and expense of idling. Our basic services include:
•	In-cab heating, ventilation and air conditioning, or HVAC—Our in-cab HVAC service allows the driver to thermostatically control the in-cab temperature and breathe clean filtered air without the need to idle the truck engine, waste diesel fuel and pollute the environment with diesel air emissions.

•	Electric power—Drivers can power small appliances through our ATE system and also use our ATE system to heat the engine block during periods of cold weather.

•	Satellite television—We offer 22 channels of satellite television, two local network channels and two IdleAire® channels with our basic service.

•	Unlimited local telephone calls.

•	Internet access—Drivers can access the Internet using the touch screen interface or an optional keyboard via the USB connectors.

•	24/7 customer support—Our customer support call center may be accessed through our ATE service module or by telephone, and provides service and support to drivers 24 hours a day, seven days a week.
We charge for our basic services on an hourly basis, with a one hour minimum. We currently offer fleet owners the ability to purchase basic services for their drivers at an approximate 15% discount, in order to provide an incentive to fleet owners to encourage their drivers to use our ATE system. We extend this 15% discount, and certain other discounts, to individual drivers who purchase our gold card membership, which is currently priced at $10 for a six-month membership.
In 2007 and 2006, revenues from the sale of basic services accounted for approximately 87% and 84% of our gross service revenue (i.e. total net revenues from basic and premium services), respectively.
Premium services
Once a driver has connected to our ATE system with the purchase of our basic services, we are in a position to offer the driver a number of premium services, which provide additional comfort and convenience, and reduce stress. Encouraging the purchase of premium services by drivers is an important part of our strategy to increase our revenues from each driver visit. Our premium services currently include:
•	Expanded satellite television channel selection—Drivers can access 44 additional satellite television channels, including three HBO channels, two Encore channels and five ESPN channels.

•	Movies-on-demand—Drivers can select from a menu of over 70 current and favorite movies of a wide variety.

•	High-speed Ethernet and wireless Internet access—Drivers can access the Internet using their own computer by connecting it to our ATE system with an Ethernet cable or by using a Wi-Fi connection.

•	Unlimited long distance telephone service—Drivers can purchase unlimited long distance telephone service over a 24-hour period to stay connected to family and friends who are often several hundred miles away.

•	Computer-based driver skill and safety training—Since June 2007, we have provided remote delivery of computer-based driver skill and safety training courses through our ATE system. Without remote delivery services such as ours, drivers often need to travel to a fleet training facility to fulfill their ongoing training requirements, which is costly to both fleet owners and drivers.
Drivers typically purchase our premium services in packages or blocks of time. For our computer-based driver training and safety courses, our fleet customers pay us an additional fee based on the number of courses delivered to their drivers.
In 2007 and 2006, revenues from the sale of premium services accounted for approximately 13% and 16% of our gross service revenue, respectively. In addition to delivering basic and premium services, we also sell ancillary products to truck drivers on-site to enable them to use our basic and premium services. Ancillary products include window adapters, telephones, keyboards, remotes and coaxial and power cables.
Our ATE network
As of December 31, 2007, our ATE network consisted of 130 sites in 34 states with a total of 8,483 ATE-equipped parking spaces. Our ATE systems were installed at 128 travel centers and two fleet terminals. All but six of the travel centers operate under a national corporate chain of travel centers. Set forth below is a breakdown of these travel center locations:

	No. of	No. of ATE
	Sites	parking spaces

TravelCenters of America.	108	7,279
Pilot Travel Centers	10	585
Love’s	2	107
Flying J	1	42
Sapp Bros	1	51
Independents	6	359

Total	128	8,423

While truck drivers rest at many locations, including travel centers, fleet terminals, distribution centers, seaports, border crossings, transfer locations and rest areas along interstate highways and turnpikes, we plan to focus our installation efforts on travel centers along major interstate highways that meet our site selection criteria as described below under “Our ATE network expansion—Site selection”.

From 2002 to 2004, under projects partially funded by government grants, we installed our ATE system at 10 locations stipulated by the grant-making agencies. We have determined that six of these sites are not commercially viable. As of December 31, 2007, we have closed all six locations.
Our ATE network expansion
The following chart summarizes our network expansion activities from June 30, 2002, when our first ATE system was installed, through December 31, 2007.
Due to our rapid network expansion from the second quarter 2006 through the third quarter 2007, only 98 of our current 130 sites, or 75.4% of our sites have been in operation for more than twelve months. We refer to these sites as our “comparable” sites, and they represent 6,579 parking spaces, or approximately 77.6% of all ATE-equipped parking spaces. The remaining 32 new sites, or 24.6% of our sites, have less than twelve months of operating history. These sites represent 1,904 parking spaces, or approximately 22.4% of all ATE-equipped parking spaces. As of December 31, 2007, we have closed six sites, or 4.6% of our sites, that fail to meet our current site selection criteria. These sites represented 171 parking spaces at the time of closing, or approximately 2.0% of all ATE parking spaces as of December 31, 2007.

The attractiveness of our ATE service largely depends on the ability of truck drivers to access our ATE service along their routes without incurring additional travel time and related fuel costs. We expect our overall system utilization rate to increase as we expand and increase the density of our ATE network. As a result, expanding our ATE network at strategic locations was the key to our growth strategy until the fourth quarter of 2007, when management considered it prudent to slow down the construction activities to conserve cash and reduce operating costs.
As of December 31, 2007, we had 130 ATE locations. The cost of installing an ATE system varies depending on the size and specific site conditions. Capital expenditures of approximately $1.0 million are required to install our ATE system at an average size travel center with approximately 65 parking spaces, or about $15,000 per parking space.
Intellectual property
We have been issued two patents by the US Patent and Trademark Office. In November 2002, we were issued a patent to protect our business of providing convenience services to a stationary vehicle allowing the vehicle to conserve fuel and reduce noise and particulate matter emissions by shutting off the engine. This patent has coverage in the United States and we have been issued a corresponding patent in Mexico. The US patent will expire in February 2020. We currently have a pending patent application in Canada which is similar in scope.
In March 2004, we were issued a patent in the United States that protects the design and construction of our service module and other components of the ATE system. This patent has coverage in the United States and we have also obtained corresponding patents in Belgium, France, Germany, Italy and the United Kingdom. The US patent will expire in September 2022. We currently have pending patent applications in Australia, Brazil, Canada, China, Costa Rica, Israel, Japan and Mexico which are similar in scope. We have also applied for other patents seeking to broaden patent coverage of our technology.
We also have two registered service marks that have been issued in the United States: IdleAire® and ATE Advanced Travel Center Electrification®.
Research and development
Research and development is critical to our success. Providing HVAC, communication and entertainment services to a parked heavy-duty vehicle requires a complex hardware and software infrastructure that we developed and refined over the past seven years. Our research and development programs over this period have resulted in significant improvements in all aspects of our ATE service delivery system. Our factory-assembled, interlocking overhead truss structure has a modular design that allows us to pre-construct key components off-site and therefore minimize disruption of the site operator’s daily business operations during the installation of our ATE system. The truss structure also has “breakaway features” that allow the hose that connects our service module with the external HVAC unit to break away from the overhead truss structure in the event that the hose is pulled by a moving truck under it. Our HVAC system currently features high capacity air flow, cooling and electrical strip heater systems with proprietary heat transfer characteristics and status sensors to improve reliability. Our service module is rugged and can withstand accidental impact from a heavy-duty truck and harsh weather conditions such as, snow, wind, rain and extremely hot or cold temperatures. It also has a highly luminescent LCD screen that works well under low-light conditions.

Our current research and development activities include upgrades to our service module, enhancements of our customer account management tools, and innovations in our parking lot layouts to accommodate smaller sites. All these efforts are designed to enhance the cost-effectiveness of manufacturing, installing, and operating our ATE system. We are equally focused on the development of a next-generation ATE system that can offer additional service offerings, such as advertising and electronic commerce, to generate additional revenue streams. Our ATE system design, maintenance, and upgrades require and draw upon our professional staff skilled in engineering design, information technology, and software development. We spent approximately $3.1 million and $2.3 million on research and development in 2007 and 2006, respectively. As of December 31, 2007, we had 38 employees dedicated to research and development.
Suppliers and content providers
We outsource the manufacture and assembly of our ATE systems to leading suppliers. In addition, we use established third-party content providers for our basic and premium services. We believe that each of these suppliers will be able to produce components or provide content for our ATE system on an expeditious and scalable basis to meet the needs of our nationwide network expansion plan.
Eaton Corporation. Eaton Corporation manufactures our high voltage electrical distribution systems and remote management switches. Eaton Corporation also manufactures and assembles our truss structure. In April 2002, we entered into a five-year exclusive supply agreement with Cutler-Hammer Inc., a wholly-owned subsidiary of Eaton Corporation. This agreement automatically renewed for another year with the current term ending April 11, 2008, and will continue to automatically renew each year unless earlier terminated. Under this agreement, Eaton may not sell similar components to any other customer at a price lower than that offered to us, and is prohibited from selling any goods designed for us to any of our competitors.
Jaco Electronics, Inc. Jaco Electronics, Inc. is a distributor and integrator of electronic components and flat panel display solutions. In August 2007, we entered into a three-year agreement with Jaco Electronics, Inc. to manufacture and assemble our service modules, and at our option, repair existing service modules.
Cisco Systems, Inc. We purchase our network hardware and WAN components from Cisco Systems, Inc. as needed on a purchase order basis.
Our principal content providers for our basic and premium services include the following:
DirecTV, Inc. In December 2005, we entered into a six-year agreement with DirecTV to provide satellite television reception equipment and premium satellite television services. Under this agreement, we pay DirecTV a package rate for each location, based on the number of parking spots. For sites constructed between March 2006 and October 2007, DirecTV provided us with satellite television reception equipment for each location at no cost.
LodgeNet Entertainment Corporation. LodgeNet Entertainment Corporation is a leading provider of interactive television and broadband solutions to hotels. In June 2003, we entered into a three-year agreement with LodgeNet Entertainment Corporation to provide video servers, interactive television services and movie content. In April 2006, we amended this agreement to extend the initial term to an additional three years. This agreement automatically renews for two successive and consecutive two-year periods, thereby extending the expiration date of the agreement to June 2013.

Regulatory environment
HOS rule
The DOT’s Federal Motor Carrier Safety Regulations require property carriers and commercial motor vehicle drivers to obtain necessary rest and restorative sleep while they are on extended duty, which is commonly referred to as the “hours of service” or “HOS” rule. In summary, the
HOS rule provides that:
•	Drivers must rest 10 or more consecutive hours after driving 11 hours in any 14-hour on-duty window;

•	The 14-hour on-duty window may not be extended with off-duty time for meal and fuel stops;

•	There is a prohibition on driving after being on duty 60 hours in seven consecutive days, or 70 hours in eight consecutive days, but drivers can “restart” the seven/eight day period anytime a driver has 34 consecutive hours off duty; and

•	Commercial motor vehicle drivers using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth, plus two consecutive hours either in the sleeper berth, off duty, or any combination of the two.
The HOS rule makes it necessary for heavy-duty truck drivers to rest in travel centers, fleet terminals and rest areas along interstate highways and turnpikes, therefore creating a market for companies that provide services to drivers during federally mandated resting periods.

The Clean Air Act
In December 2006, the EPA estimated that nationwide idling by heavy-duty trucks contributes each year approximately 11 million tons of carbon dioxide, 180,000 tons of oxides of nitrogen and 5,000 tons of particulate matter into the air. Diesel air emissions resulting from idling adversely impact regional air quality and make it more difficult for local communities to comply with NAAQS established under the Clean Air Act. If an area does not meet the NAAQS for a particular pollutant, it is designated as a “non-attainment” area, and the relevant state implementation plan, or SIP, which is submitted to the EPA, must detail the actions, stationary source control measures and schedule to reduce the levels of pollutants that cause the area to be within the “non-attainment” category. A state or locality may suffer economic development sanctions, such as temporary suspensions of funding for certain highway and transit projects, if it fails to achieve the emission reductions specified in the SIP. Through December 31, 2007, we estimate that our ATE system has eliminated approximately 296,694 tons of diesel air emissions that would otherwise have been emitted by those heavy-duty trucks that are using our ATE system. We believe approximately 1,300 travel centers nationwide are located in counties designated as “non-attainment” areas.
State and municipal anti-idling regulations
Currently, more than 20 states, municipalities and the District of Columbia have anti-idling laws and regulations that are designed to reduce air pollution from emissions. To the extent states and municipalities enforce anti-idling laws, we believe that this could encourage drivers to take advantage of our ATE system where available. However, anti-idling regulations have not been consistently enforced in the past or, in some cases, at all, partly because few cost-effective alternatives to idling were available. We believe enforcement practices could change with more idling alternatives now on the market and increased pressure from environmental and energy conservation regulatory agencies.
Competition
Set forth below are some of the competing alternatives to our ATE technology.
APUs. An auxiliary power unit, or APU, is one of several “on-board” competing alternatives that provide only part of our ATE solution and reduce, but do not eliminate, diesel air emissions. APUs produce electricity from a diesel or gasoline engine that powers an HVAC unit and other electrical devices, but they do not offer a comprehensive set of services like our ATE systems. APUs are attractive because they can be operated in almost any resting place. However, we believe a number of factors have limited the market appeal of APUs, including the significant up-front equipment and installation costs, reliability concerns, lack of driver communication and entertainment options, emissions from a smaller diesel engine which also generates sleep-disturbing noise and vibration, and additional operating costs from fuel usage and the weight of the APU and HVAC units.

Battery systems. An on-board battery system is an idle-reduction alternative that utilizes stored electrical energy in high-density batteries to power HVAC units and other in-cab electrical devices. Like APUs, these battery systems are attractive because they can be operated in almost any resting place, but unlike APUs, they can be operated without diesel air emissions. However, we believe a number of factors have limited the market appeal of on-board battery systems including the significant up-front equipment costs, the inadequate energy capacity for extreme temperature conditions, the lack of driver communication and entertainment options, and the additional operating costs from the weight of the battery and HVAC units.
Hybrid APU-battery systems. An on-board hybrid APU-battery systems combines APUs and battery systems. This system is a relatively new idle-reduction alternative that is now available in the market. Hybrid APU-battery systems are attractive because they can be operated in almost any resting place. However, we believe the same factors that limit the market acceptance of battery systems will also limit the acceptance of hybrid APU-battery systems. In addition, emissions from a smaller diesel engine generates sleep-disturbing noise and vibration.
Engine optimizers. An engine optimizer is a thermostatically-controlled device installed in a truck which turns the diesel engine on and off to reduce engine idling. We believe drivers typically do not like this solution because the constant but irregular diesel engine startup and shut down vibration inhibits rest more than the noise and vibration of idling, which is relatively constant. Engine optimizers are typically not adjustable nor easily disabled by the truck drivers, and still consume fuel and produce emissions from the diesel engine.
Fuel Fired Heaters. A fuel fired heater is a thermostatically-controlled device that generates heat through the burning of diesel fuel and distributes that heat throughout the sleeper cab using a small battery driven fan. While this device heats the cab during winters and reduces engine idling, we believe this option has limited market appeal because it simply replaces idling without improving the driver’s work environment. This alternative does not offer air filtration or cooling solutions, and it still consumes fuel and produces diesel emissions, which has caused concerns about carbon monoxide poisoning. In addition, fuel fired heaters require up-front investments and ongoing maintenance costs.
Truck stop electrification. The truck stop electrification, or TSE, concept installs a 120 VAC or 220 VAC electrical power outlet or shore power in the travel center parking lot and an auditable billing method and/or equipment that would allow operators to charge for the service. The TSE concept requires trucks to either be wired for 120 VAC electrical power, or carry an inverter on-board to convert 12 VDC to 120 VAC power only to provide electrical power for HVAC or a driver’s ancillary devices.
As of December 2007, we believe there was only one TSE-installed site in operation, although six others may have been identified and approved. We believe TSE has not gained widespread market acceptance because it requires travel center owners to make a significant capital investment to install electrical outlets in their parking lots, and truck fleet owners to invest significant capital in retrofitting trucks or purchasing trucks that are already equipped with electric powered HVAC. The on-board equipment required for TSE also reduces the available payload, increases on-the-road fuel consumption and requires additional hardware maintenance, which is typically not conveniently available, if at all.

Other alternatives for drivers who idle their trucks include renting motel rooms, hiring team drivers and simply shutting off a truck while resting.
Motel rooms. We believe that professional heavy-duty drivers rarely rest overnight in motel rooms because most motels do not provide parking or heavy asphalt driveways for trucks with 53 foot trailers. Furthermore, our market research indicates that drivers do not want to leave their personal possessions and expensive cargo in an unattended truck and lodging cost is usually not paid by the fleet owner.
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
Employees
As of December 31, 2007, we had 1,210 full-time and 185 part-time employees. More than 80% of our employees are on-site employees whose responsibilities include site operation, customer support and sales and marketing. Among our other employees, 60 of them are primarily in the areas of information technology and customer support, 43 in construction, configuration and procurement, 38 in research and development, 31 in finance and audit, and 23 in marketing and sales. None of our employees is represented by any union. We believe that our relations with our employees are good.

Item 1A. Risk Factors
If any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition and results of operations could be materially and adversely affected.
Risks relating to our business and financial condition
Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its opinion raising substantial doubt about our financial viability.
As a result of our continuing losses and negative cash flows, our independent registered public accounting firm issued a “going concern” opinion in connection with their audit of our financial statements for the year ended December 31, 2007. This opinion expressed substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, generate additional revenue, and/or reduce expenditures. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements. The going concern explanatory paragraph opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to execute our nationwide system rollout.
We have liquidity problems and may need to raise capital on terms unfavorable to our stockholders, or we may not be able to raise capital at all.
At December 31, 2007, we had a cash balance of $8.5 million and working capital of $0.9 million. The Company incurred net losses of $93.4 million and $60.3 million during the years ended December 31, 2007 and 2006, respectively. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Substantial additional financing is needed for us to sustain our current operations and to service the semiannual cash interest payments on our senior secured discount notes that begin in December 2008. In September 2007, we filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale of our common stock in an initial public offering. We have not been able to complete that offering and access capital in the public equity market due to market conditions. Additionally, we have been unable to secure a credit facility to address our immediate working capital needs. There is no assurance that we will be able to obtain the necessary financings to support our existing business and execute our business plan on acceptable terms, or at all; and even if we can, we may only do so on terms that are not favorable to our stockholders. If we are unable to secure near-term funding for our immediate working capital needs, we will be forced to cease operations and liquidate our assets through a bankruptcy proceeding.

We are in a capital intensive industry. Capital expenditures of approximately $1.0 million are required to install our ATE system at an average size travel center with approximately 65 parking spaces, or about $15,000 per parking space. We began operating our ATE business in 2003 and our ATE system has not yet achieved widespread market acceptance. Our long-term viability is predicated on meeting our short-term operating needs as well as making significant additional investments in our ATE network in order to execute our business plan. We will need substantial additional funds to resume the nationwide ATE network expansion and may need to sell additional equity or convertible debt securities to fund such expansion. Any sale of additional equity or convertible debt securities will result in dilution to our holders of common stock. We cannot be certain that any public or private financing we might undertake in the future will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, the growth of our business may be adversely affected.
We have a limited operating history and neither our historical results of operations, nor our business and financial expectations, may be an accurate indicator of our future operating results or business prospects.
We were incorporated in June 2000 and we began operating the ATE business in 2003. We have a limited operating history, which makes our evaluation of the timing and the amount of our anticipated capital expenditures, our business and prospects very difficult. Our business and financial plans are based on various assumptions, including our ability to continue nationwide installation of our ATE systems, the installation costs of our nationwide ATE network expansion, adoption rates, system utilization rates, price increases of our services, the mix between our basic retail rate, the basic discounted rate available to fleets and certain independent truck drivers and the utilization of our premium services and other estimates that management believes are reasonable, but are necessarily speculative in nature. Actual results will likely vary from our assumptions and such variations may be material. As a result, neither our historical results of operations nor any forward-looking information regarding our future expectations may give you an accurate indication of our future results of operations or our business prospects.
We have a history of net losses and an accumulated deficit of $246.4 million as of December 31, 2007. We cannot guarantee if, when or to what extent we will become profitable, or that we can maintain profitability if it is achieved.
We have never been profitable. We recorded a net loss of $93.4 million for December 31, 2007 and had an accumulated deficit of $246.4 million as of December 31, 2007. We expect to continue to incur and report net losses during the early phases of our nationwide ATE network expansion, as we work to gain widespread market acceptance for our ATE service. Our future operating results over both the short and long term will be subject to several factors, many of which are beyond our control:
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

Since inception, we have incurred losses every fiscal quarter through December 31, 2007. We expect to incur increasing operating expenses as we continue our nationwide ATE network expansion. We are currently experiencing negative operating margins and negative cash flows from operations as the cost of operating our ATE network exceeds the revenue generated from the usage of the ATE network. We cannot provide any assurance that we will achieve profitability, when we will achieve profitability, should it occur, the sustainability of such profitability, or the extent to which we will be profitable. Our ability to become profitable depends in part upon the success of our ATE network expansion and our ability to achieve a higher system utilization rate.
Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other indebtedness.
As of December 31, 2007, we have outstanding debt of $272.8 million. In addition, notwithstanding our substantial indebtedness, if we satisfy certain debt coverage tests, we could issue additional notes and incur further indebtedness. If new debt were to be incurred in the future, the related risks could intensify.
Our substantial indebtedness could have important consequences to you and significant effects on our business. For example, it could:
•	make it more difficult for us to satisfy our obligations under our indebtedness which could lead to a default by us;

•	result in an event of default if we fail to satisfy our obligations under the senior secured discount notes or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indenture or any future senior secured credit facility, which event of default could result in all of our indebtedness becoming immediately due and payable and could permit our lenders to foreclose on substantially all of our assets used to secure such indebtedness;

•	require us to dedicate a substantial portion of our cash flow from our business operations to pay our indebtedness, thereby reducing the available cash to fund working capital, capital expenditures, general operational requirements and other purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures and other activities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in the trucking industry; and

•	place us at a competitive disadvantage compared to competitors that are not as highly leveraged.
Our ability to pay our operating expenses and make these payments under our senior secured discount notes depends on our ability to secure substantial near-term funding and our future operating results, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. If we fail to secure sufficient funds to pay our operating expenses and payments due under our senior secured discount notes, we may be required to suspend ATE installation activities permanently, liquidate assets, incur additional debt or file for a bankruptcy proceeding.
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

Events beyond our control could affect our ability to meet the financial ratios and financial condition tests and to comply with other provisions under our senior secured discount notes or other debt. Our failure to comply with these obligations could cause an event of default under our senior secured discount notes or such other debt. If an event of default occurs under our senior secured discount notes or such other debt, our lenders could elect to declare all amounts outstanding and accrued, and unpaid interest under such debt to be immediately due, and the lenders thereafter could foreclose upon substantially all of our assets. An event of default under our senior secured discount notes or such other debt could result in an event of default under our other debt instruments. In the event of a default under our senior secured discount notes or other debt (whether or not a cross default is triggered), there can be no assurance that we would have sufficient assets to repay all of our obligations. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the indenture governing our senior secured discount notes, and may be on terms that are not advantageous to you.
Our success is dependent on the market acceptance of our ATE systems.
Adoption of our ATE technology is still relatively limited. We have continued to emphasize to fleet owners and truck drivers the services, features and benefits of our ATE system. Lack of acceptance by truck drivers and adoption or endorsement of our system by fleet owners would make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of our ATE systems for a number of reasons including:
•	our failure to obtain the necessary approval for individual site installation from travel center operators;

•	our failure to convince truck drivers of the benefits of our ATE system;

•	fleet owners’ failure to encourage drivers to use our ATE system;

•	truck drivers’ unwillingness to change their idling habits; and

•	the introduction of competing products or services in the idle-reduction market.
Demand for our services may fluctuate as the price of diesel changes.
We believe charging fleet owners and independent truck drivers an hourly rate for our ATE basic services that is less than the hourly cost of fuel consumed during idling a heavy-duty diesel engine is one of our compelling value propositions. Conversely, the appeal of our ATE system and services may lessen as the difference between the hourly rate for our basic services and the diesel price narrows. Demand for our basic services may fluctuate as the price of diesel fuel changes. If diesel fuel prices decrease to a level such that using our ATE system does not result in fuel cost savings, fleets and independent truck drivers may reduce usage of our ATE system or discontinue using our services and our system utilization rate may decrease. Any decrease in our system utilization rate could have a material adverse effect on our business, prospects, financial condition and results of operations. If in the future, we need to reduce the hourly rate for our basic services to keep it competitive with the cost of diesel fuel, our business might suffer and our revenue might decline.
Assuming that we can secure substantial significant funding for operations as well as funding to finance the ATE network expansion, we may have difficulty managing our growth and expanding our operations successfully.
Assuming that we can secure the necessary funding to continue installation of our ATE network, we will continue the ATE network expansion. As we continue our nationwide ATE network expansion, we may need to expand our construction, sales, marketing and internal accounting activities. We will need to manage effectively the relationships we have with our employees, suppliers and customers. Failure to effectively manage any of these relationships may lead to lost productivity, lost revenue opportunities or litigation. Our growth will continue to place a significant strain on our managerial, operational and financial resources. To manage the growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employees, including our customer support employees. There can be no assurance that our systems, procedures or controls will be adequate to support our rapidly growing operations.
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
Our success in expanding our ATE network depends on our ability to market our ATE system to travel center operators and truck fleet owners and to obtain building permit approvals from local municipal planning agencies. If these parties do not find our value proposition compelling, our plan to install a nationwide ATE network could be delayed. In addition, 108 of our 130 sites are in locations operated by the TravelCenters of America. If we were to cease doing business with TravelCenters of America, or any one of our other travel center operators, our business would be adversely affected. Although we have successfully installed our ATE systems at two fleet terminals and have plans to install our ATE systems at more fleet terminals in the future, there is no assurance that we will be successful in installing our ATE systems on terms that are acceptable to us, or at all.
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
We may face growing competition from companies that are developing and marketing idle-reduction technologies and alternatives. For instance, effective January 1, 2008, the California Air Resources Board requires drivers resting in a truck’s sleeper cab to shut off their engines after five minutes. Truck drivers may comply with the new regulation by using an auxiliary power unit, or APU, equipped with a particulate trap. Although there is no known particulate trap that is tested and proven for APU engines today, we believe large investments could be made in companies that will successfully manufacture California-compliant APUs. These companies may have significantly greater marketing, financial and managerial resources than us. We cannot assure you that our competitors will not succeed in developing and marketing products that will render our ATE system obsolete or non-competitive.
We are unable to predict the future availability of governmental grants.
Government grants have helped us fund our operations, since our operating expenses have historically substantially exceeded our revenues. Through December 31, 2007, we have been awarded approximately $55.6 million in cumulative-to-date grant assistance from governmental agencies. Of this amount, grants for $19.5 million have either expired, been withdrawn or terminated. We have invoiced approximately $25.6 million and received approximately $25.1 million. Of the remaining $10.5 million in grant monies not yet invoiced, we expect such amounts to become collectible only if additional sites are deployed. However, even if additional sites are deployed, there can be no assurances that all such amounts will be collected. In addition, grants may include requirements that we build our ATE system on a site that does not meet our site selection criteria and therefore may not be commercially viable. Although we expect to apply for additional grants, as well as other sources of governmental funding in the future, there can be no assurance that we will in fact receive such additional funding, that the amount of funding we do receive will not be less than what we currently anticipate, or what requirements will be stipulated in such grants.

The impact of environmental laws and regulations and their enforcement could adversely affect us.
We are subject to federal, state and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling and use of hazardous materials and the emission and discharge of hazardous materials into the ground, air or water. Under certain environmental laws that impose liability on owners or operators of real property for the costs to remediate or otherwise address hazardous substance contamination, we could be liable for contamination at, on, from, in or under any location currently or formerly owned, leased or operated by us. In particular, there is a risk that the installation of our ATE systems in the various travel centers at which we lease parking spaces can puncture, damage or otherwise impact hazardous material storage tanks, discharge lines or other areas at the travel centers, resulting in contamination. This has occurred a few times in the past. While we generally require our contractors who conduct the installations to carry insurance, and in some cases, indemnify us against certain losses arising from their work, we cannot assure you, however, that in all cases, our contractors will indemnify us against, have adequate insurance for, will agree to be liable for, or will actually fund, the costs arising from any contamination.
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
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) required the Company to document and test its internal controls over financial reporting beginning with the fiscal year ended December 31, 2007, and beginning with the fiscal year ending December 31, 2009, Section 404 will require an independent registered public accounting firm to independently opine on the effectiveness of these internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could cause our shareholders to lose confidence in us and adversely affect our ability to raise additional financing through the sale of equity or debt securities.
Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2009 and subsequent years. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2009 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, and our ability to list any classes of our securities on any national stock exchange or to raise additional financing through the sale of equity or debt securities could be adversely affected.

Item 1B. Unresolved Staff Comments
None.
Item 2. Property
Our executive, administrative and operating offices are located in approximately 26,000 square feet of leased office space in Knoxville, Tennessee. We also lease approximately 4,100 square feet for our customer support call center located in Knoxville. During 2006, we entered into long-term lease agreements for our corporate space. The 26,000 square feet lease expires on February 28, 2013; the 4,100 square feet lease expires on March 31, 2010, with an option to renew for two additional five-year periods. The annual rent obligation for the combined space is approximately $0.5 million.
On May 16, 2006, we entered into a lease for space in the Pinnacle Office Building next door to our executive offices in Knoxville, Tennessee. On September 7, 2007, we amended that lease to expand to approximately 10,950 square feet of office space and extend the term to September 30, 2010. The annual lease obligation is $153,300.
Our information technology operation occupies approximately 7,500 square feet of leased office space on adjacent property. We entered into a one year lease agreement on this property on July 21, 2006. We entered into a two year lease extension on this property commencing on August 1, 2007. The lease agreement expires on July 31, 2009 and the annual rent obligation is $91,800.
Our warehouse and systems configuration facilities are located in approximately 20,250 square feet of leased space and acts as a warehouse for construction and re-supply material for our local and remote sites. This lease expires on October 31, 2009, with an option to renew for two additional one-year periods. The annual rent obligation on the lease is approximately $0.2 million. In August 2007, we entered into a one-year lease for an additional 17,300 square feet of warehouse space in Knoxville, Tennessee, which begins on September 7, 2007. The annual rental obligation is $42,384.
Our principal engineering, testing and research facility is located in approximately 6,700 square feet of leased office and warehouse space at BasePointe Business Park in Louisville, Tennessee, a suburb of Knoxville, Tennessee. During March 2007, we entered into a five-year lease agreement on this property, with an option to renew for an additional period of 60 months. The annual rent obligation is $75,634.

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
Item 3. Legal proceedings
On November 27, 2006, we were served with a complaint by Chiaphua Industries Limited, or Chiaphua, in the US District Court for the Eastern District of Tennessee, alleging that by our termination of a non-exclusive Manufacturing and Sales Agreement with Chiaphua dated April 2004, we have breached the contract and have interfered with certain advantageous business relationships with Chiaphua in connection with its supply of HVAC units to us. The complaint does not specify an amount of damages. A Motion to Dismiss the Complaint was filed on March 5, 2007 and the plaintiff subsequently filed an amended complaint. On May 7, 2007, we filed our reply brief in support of the Motion to Dismiss the First Amended Complaint. The plaintiff then filed an Amended Complaint, and we have filed an Amended Motion to Dismiss. On August 2, 2007, our motion to dismiss was denied. On August 22, 2007, we filed our Answer and Counterclaim to the Amended Complaint. The parties have completed the voluntary exchange of information and documents required under the Federal Rules of Civil Procedure and have exchanged initial requests for production of documents and interrogatories. The case has been set for trial the week of November 3, 2008. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position; however, we cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on our financial condition.
During 2005 and 2006, we maintained professional services contracts with PB Constructors, Inc., or PB, a shareholder and a vendor, for consulting and construction program management services. On April 13, 2007, PB and its affiliate, CTV Holdings, Inc., or CTVH, served a complaint on us alleging, among other things, that, by making payments in stock instead of in cash, we had failed to satisfy our payment obligations under a Program Management Services Agreement, dated August 17, 2004, an Agreement for Professional Services, dated November 29, 2004, and an Agreement for Professional Services, dated January 1, 2006. PB also alleged that by having our internal staff perform construction program management services, we had deprived it of the material benefits of its agreements with us. PB is seeking damages for $23 million, including $20 million of alleged loss of profits. On May 29, 2007, we filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia requesting that the claims be arbitrated in Knoxville, Tennessee. On May 31, 2007, we filed a motion in the Supreme Court of the State of New York to compel arbitration of the claims in the complaint and to stay the action pending arbitration. On October 4, 2007, the Supreme Court granted IdleAire’s motion to compel PB to arbitrate all of their claims against IdleAire and to stay the action pending the outcome of the arbitration. With respect to CTVH’s single claim, the Supreme Court granted a stay of the action pending determination by the arbitrators on whether CTVH is a Necessary Party within the meaning of the Program Management Services Agreement. The parties have reactivated arbitration of the case filed by the Company with the AAA on May 29, 2007. PB has filed a $23 million counterclaim based on the same facts alleged in the New York Litigation. The issues in the arbitration are identical to those described above, other than those relating to CTVH, which was not compelled to arbitrate with the Company. The AAA has circulated several lists of potential arbitrators, but the arbitrator selection process is not complete. IdleAire and PB have tentatively agreed to an informal mediation of the parties’s claims and positions, but no date has been set for mediation or for the hearing in the arbitration. We will vigorously defend our position; however, we cannot predict the outcome of this proceeding, and cannot predict whether the outcome will have a material adverse effect on our financial condition.

On February 29, 2008, an employee at the Watt Road location in Knoxville, Tennessee filed suit in the Chancery Court of Knox County claiming age discrimination, gender discrimination and retaliation. We have not been served with process as of the date of this report, but obtained a copy of the complaint on March 26, 2008, and has yet to file an answer or retain outside counsel. We believe the complaint to be baseless and without merit and intend to vigorously defend the allegations.
We are subject to various legal proceedings which arise in the ordinary course of business. While management believes that the amount of any ultimate liability with respect to these actions will not materially affect our financial position or results of operations, we cannot assure you that that will indeed be the case.
Item 4. Submission of Matters to a Vote of Security Holders
On November 5, 2007, stockholders of IdleAire Technologies Corporation holding a majority of the voting rights of our common stock executed written consents in lieu of a special meeting authorizing the Board of Directors of the Company to take all steps necessary to effect a reverse stock split of our common stock in an exchange ratio of not less than 1:3 nor more than 1:5 (the “Reverse Stock Split”), with our Board of Directors retaining the discretion of whether to implement the Reverse Stock Split and which exchange ratio to implement, immediately prior to the closing of a proposed initial public offering of the Company’s common stock. The total number of votes represented in the executed written consents was equal to 68.3%, or 33,781,076 shares, of the 49,481,964 issued and outstanding voting common shares of the Company.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
The Company’s common stock is not currently listed or traded on any stock exchange or public trading market.
As of December 31, 2007, we had outstanding 49,481,964 shares of common stock, options for 4,953,414 shares of our common stock, of which options for 3,588,688 shares were exercisable, and warrants to purchase 48,309,374 shares of our common stock, all of which are currently exercisable. As of December 31, 2007, we also had 17,171,448 outstanding shares of Series A Preferred, 12,566,774 outstanding shares of Series B Preferred, and 4,473,032 outstanding shares of Series C Preferred, all of which are convertible into common stock at the option of the holders. An aggregate of 83,693,218 shares of stock issued by the Company are restricted and may only be sold pursuant to registration under the Securities Act, Rule 144 or other exemptions under the Securities Act.
(b) Holders
As of December 31, 2007, we had 1,141 holders of record of our common stock, 741 holders of record of Series A Preferred, 866 holders of record of Series B Preferred and 311 holders of record of Series C Preferred.
(c) Dividends
We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. Pursuant to the Indenture dated as of December 30, 2005, we are restricted from paying dividends.
(d) Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
Set forth below is information as of December 31, 2007 regarding our equity compensation plans.

	Number of	Weighted
	securities to be	average
	issued upon	exercise price	Number of
	exercise of	of outstanding	securities
	outstanding	options,	remaining
	options, warrants	warrants and	available for
Plan category	and rights	rights	future issuance
	(a)	(b)	( c)
Equity compensation plans approved by security holders	4,953,414	$2.00	1,923,186

Equity compensation plans not approved by security holders	0	n/a	0

Total	4,953,414	$2.00	1,923,186

Incentive stock plan
Pursuant to our 2000 Incentive Stock Plan, all key employees, including officers, whether or not our directors are eligible to receive grants of options of our common stock. Our compensation committee of the board of directors administers the 2000 Incentive Stock Plan and selects the individuals who will receive grants and awards under the plan. We have reserved 10,000,000 shares of our common stock under the 2000 Incentive Stock Plan. As of December 31, 2007, 1,923,186 shares were still available for grant under the 2000 Incentive Stock Plan.
Option grants. The term of an incentive stock option or a non-qualified stock option may not exceed 10 years. Options granted under the 2000 Incentive Stock Plan are generally not transferable and are exercisable only by the option holder. Upon termination of an option holder’s employment for any reason other than death, or termination for cause, vested options terminate three months after termination, but in no event beyond the stated term of the option. If an option holder dies while employed, vested options terminate 12 months from the date of death, but in no event beyond the stated term of the option. If any option expires or is terminated prior to such option being exercised in full, shares of the common stock underlying such options may be re-allocated by the compensation committee.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion should be read in connection with our financial statements, and notes to those financial statements, included elsewhere in this Form 10-K.
Overview
We are the leading provider of comprehensive in-cab idle-reduction services to the heavy-duty trucking industry. Our services include heating, ventilation and air conditioning, or HVAC, electric power, Internet access, satellite television, telephone, and remote delivery of computer-based driver safety and training courses. We deliver these services through our patented ATE Advanced Travel Center Electrification®, or ATE system, comprised of an in-cab service module connected to an external HVAC unit mounted on a truss structure above parking spaces. We are the first company to develop a comprehensive cost-effective solution for travel center electrification and idle-reduction that provides significant value to key participants in the trucking industry and environmental benefits to the public at large. We believe we have gained a significant competitive advantage in the market by creating a recognizable brand and changing the way professional drivers rest and sleep in their heavy-duty trucks. Some of the key factors that influence our financial condition and results of operations are described below.
We have not been profitable since inception, and had a significant deficit in stockholders’ equity as of December 31, 2007. We have experienced and continue to experience negative operating margins and negative cash flows from operations. As a result, we have relied on securities offerings, government grants and borrowings to fund our operations. In particular, we completed a senior discount note and warrant offering in December 2005, the proceeds of which were used to fund the installation of ATE systems at numerous additional sites around the United States and to fund operations.
We expect to incur negative cash flows from operations through at least the end of 2008. Additionally, our first interest payment of $20.8 million is due on December 15, 2008. At December 31, 2007, we had cash on hand to sustain approximately four months of operations. Our long-term viability is predicated on meeting our short-term operating needs as well as making significant additional investments in our ATE network in order to execute our business plan. In September 2007, we filed a registration statement with the Securities and Exchange Commission in connection with the sale of our common stock in a proposed initial public offering. We have not been able to complete that offering and access capital in the public equity market due to market conditions. Additionally, we have been unable to secure a credit facility to address our immediate working capital needs. If the Company is unable to secure near-term funding for its immediate working capital needs, it will be forced to cease operations and liquidate its assets through a bankruptcy proceeding.

Our continuous losses and liquidity deficiencies raise substantial doubt about our ability to continue as a going concern and, therefore, our ability to realize our assets and discharge our liabilities in the normal course of business. In January 2008, we instituted realignment efforts aimed at reducing costs and streamlining operations, which resulted in the elimination of 40 corporate positions and the reduction of approximately one full-time equivalent position per site. We estimate these reductions will result in approximately $4 million of annual savings. In an effort to further reduce operating expenses, we have temporarily suspended all construction activities, with the exception of one site partially funded by government grants. In the past, we have deposited funds in advance with our vendors and suppliers to secure discounted pricing and ensure prompt deliveries of key supplier materials. In light of our substantial slow-down in construction activities, we have asked and received refund of $2.1 million of our pre-paid deposits during the first quarter of 2008. We plan to aggressively seek an appropriate refund of the remaining balance of certain pre-paid deposits over the next few months. However, there is no assurance that our effort will be successful, and if so, whether we can obtain the refund promptly to meet our short-term operating needs.
The indenture governing our senior secured discount notes imposes significant operating and financial restrictions on us, which limit our ability to secure additional financing. We continue to explore various alternatives to improve our current and long-term financial position and secure other sources of financing, which could include sale of additional debt or equity securities, or a capital restructuring. In March 2008, we hired a third-party consulting firm to assist us in that regard. However, notwithstanding our efforts, there can be no assurance that additional financing will be available and, if so, will be on terms acceptable to us. Absent additional funding, the Company will be unable to continue as a going concern.

ATE network expansion
As of December 31, 2007, our ATE systems were installed in 8,483 parking spaces at 130 locations across 34 states. The chart below shows the build-out of our network since December 2002.
Our long-term viability is predicated on meeting our short-term operating needs as well as making significant additional investments in our ATE network in order to execute our business plan. We believe that the attractiveness of our ATE service largely depends on the ability of truck drivers to access and use our ATE system along their routes without incurring additional travel time and expense. We believe that expanding our ATE network will improve the convenience and availability of our services, enhance brand awareness, and accelerate the use of our services by fleet owners and truck drivers. We began rapid expansion of this network in 2006, but dramatically reduced our construction activities in the fourth quarter of 2007 due to cash constraints. We suspended all further construction activities in January 2008, pending long-term funding.
At an average size travel center consisting of 65 installed parking spaces, the capital expenditures to construct a site are approximately $1.0 million, or about $15,000 per parking space. In addition to meeting our more immediate working capital needs, we will need substantial additional funds to resume our nationwide ATE network expansion, and cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are able to secure only minimal funding to meet our working capital needs, we will be unable to resume our network expansion and the growth of our business could be adversely affected.

As we expand our ATE network, we review and refine periodically our site selection criteria in order to optimize the anticipated system utilization rate. Occasionally through this process, we decide to close underperforming sites. For example, in building some of our early sites under pilot projects funded by government grants, we installed our ATE system at locations stipulated by our public sector partners. Some of these sites did not prove to be commercially viable. In 2006, we closed and removed the equipment from five of these sites, resulting in a $0.7 million write-off of fixed assets for 2006. In 2007, we closed one additional site, resulting in a nominal write-off of fixed assets.
Key performance indicators
System utilization rates and our fleet usage rate are the key indicators we use to evaluate the operational performance of our ATE network, which we consider to be the major long-term driver of our financial performance.

	Year Ended December 31,
	2007	2006
System Utilization Rates:
Comparable sites	25.1%	21.6%
Overall	22.4%	19.5%
Fleet usage rate	40.4%	36.4%
System utilization rates. Our system utilization rates are calculated as the total hours of ATE system time used by our customers divided by the total hours available for use, assuming 24-hour availability for every parking space. We track utilization rates for our overall ATE system for sites with an operating history of at least 12 months, or “comparable sites”, as well as for individual sites, in order to evaluate overall system and individual site performance. Comparable site utilization rates are important to us because we believe they are indicative of utilization rates for a more mature ATE network. Our comparable site utilization rate has improved due to increased density of our ATE network (the “network effect”) and increased acceptance by truck drivers and fleet owners. For example, the average overall utilization rate for the last quarter of fiscal year 2007 was generally 5 full percentage points higher when compared to the same time period 2006.
Fleet usage rate. Our fleet usage rate is the percentage of fleet billed hours divided by the sum of total hours billed. Fleet billed hours are hours billed to fleet fuel cards, directly to fleet credit customers, and to special IdleAire cards which are backed by fleet credit cards and/or fleet direct billing. Fleet usage rate is an important metric to us because it demonstrates the degree to which our network configuration and marketing efforts are successful in attracting fleet customers. We believe approximately 70% to 80% of heavy-duty truck drivers are truck fleet employees, with the remaining being independent owner-operators. Owner-operators are independent contractors and are generally responsible for their own operating costs and expenses, including the purchase or lease of the truck, and payment of fuel, tires, oil and maintenance. As a result, we believe they may be more sensitive to cost-control than fleet drivers. We have experienced more seasonal fluctuations in system usage by owner-operators, as they tend to use our services more frequently when the temperatures are very warm or very cold. To the extent we are able to increase our fleet usage rate, we expect our business to be less prone to seasonal fluctuations due to weather conditions.

Price of diesel fuel
Historically, the retail price of diesel fuel increased on a per gallon basis from less than $1.00 per gallon at the end of 1998 to approximately $3.95 per gallon today. Factors that affect the price of diesel fuel include the supply and demand of crude oil, tightness in refining capacity, seasonality and taxes. According to the Energy Information Administration, or EIA, of the US Department of Energy, retail diesel fuel prices are likely to remain elevated as long as crude oil prices and world demand for distillate fuels remain high. EIA expects that national average retail diesel fuel prices will hover around $3.62 per gallon through 2008.
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
The table below shows the average retail hourly rate for our ATE basic services as compared to the national average price of diesel per gallon for the periods indicated:

	Year Ended December 31,
	2007	2006
Average retail rate per hour of basic service	$2.18	$2.12
National average price of diesel per gallon(1)	2.88	2.71

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
Asset disposals and impairments. Asset disposals and impairments consist principally of asset impairment charges, losses from settlement of asset retirement obligations and loss on disposal of fixed assets.
•	Impairment of long-lived assets. When indicators of impairment are present, we evaluate the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset.

•	Loss on settlement of asset retirement obligation. Our installation and lease agreements with travel centers typically require us to return the leased property to its original condition upon termination of the lease. We accrue this obligation over the life of the lease and record related accretion to cost of sales. When a site is closed and restored to its original condition, we record the differences in the accrued obligation and the actual cost to loss on settlement of asset retirement obligation.

•	Loss on disposal of fixed assets. From time to time, we identify damaged or unusable equipment, and write off such fixed assets. A modification to our service platform equipment may also render certain revenue-generating equipment obsolete, resulting in a write-off of fixed assets.
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

The following table sets forth the results of our operations for the periods presented:

	Year Ended December 31,
(in thousands)	2007	2006

Net revenues:
Basic and premium services, net	$31,773	$10,911
Ancillary product sales	1,868	1,153

Net product revenues	33,641	12,064
Grant revenues	3,239	1,513
Other revenues	345	400

Total net revenues	37,225	13,977

Operating expenses:
Direct site operating costs (excluding depreciation and amortization)	50,795	23,363
Cost of ancillary product sales	1,154	835
Depreciation and amortization	22,583	9,467
Selling, general and administrative expenses	20,974	16,091
Asset disposals and impairments	1,640	4,803

Total operating expenses	97,146	54,559

Loss from operations	(59,921)	(40,582)
Interest expense, net	(33,521)	(19,703)

Net loss	$(93,442)	$(60,285)

The following table sets forth certain operating data as a percentage of net product revenues for the periods presented:

	Year Ended December 31,
(as a percentage of net product revenues)	2007	2006

Net revenues:
Basic and premium services, net	94.4%	90.4%
Ancillary product sales	5.6	9.6

Net product revenues	100.0	100.0

Operating expenses:
Direct site operating costs (excluding depreciation and amortization)	151.0	193.7
Cost of ancillary product sales	3.4	6.9
Depreciation and amortization	67.1	78.5
Selling, general and administrative expenses	62.3	133.4
Asset disposals and impairments	4.9	39.8

Total operating expenses	288.7%	452.3%

Year ended December 31, 2007 compared to year ended December 31, 2006
Total net revenues. Total net revenues increased $23.2 million or 166% for 2007 compared to 2006. The growth in total net revenues was principally due to the 202% increase in total hours of usage, which in turn was driven by the increase in the number of ATE sites and corresponding increase in the number of parking spaces available for rent. In addition, we raised the retail hourly rate for our basic services from $1.88 to $2.18, or 16%, in March 2006, but we did not raise any of our other rates. However, customer discounts and promotional campaigns were more heavily utilized in 2007, increasing from $1.9 million for 2006 to $6.5 million for 2007, or 13% and 16% of gross product revenues, respectively.
Gross revenue from premium services increased from $2.0 million for 2006 to $5.1 million for 2007, but declined as a percentage of gross service revenue (i.e. total net revenues from basic and premium services) from 16% to 13% over the respective periods. We believe this is due to the additional sites added during this period. Between 2006 and 2007, we added 31 new sites to our nationwide ATE network, making our ATE system more easily accessible to truck drivers. We believe that since we have installed more ATE systems at convenient locations, drivers stayed for a longer period of time, but use of our premium services as a percentage of gross revenue declined as they did not use our premium services during every visit. Sales of our premium services increased in numbers, but declined as a percentage of visits. For example, a movie was purchased during approximately 11% of our customer visits during 2006 as compared to only 8% during 2007.
Ancillary product sales increased $0.7 million or 62% for 2007 compared to 2007, but declined as a percentage of net product revenues from 10% to 6%. We believe this is also due to the increase of sites between the periods. The largest component of ancillary product sales are our adapter sales, but these are primarily sold only to first-time users and the percentage of new users in our customer base dropped from 11% during 2006 to 6% during 2007. As we continue to expand our customer base, we expect that the percentage of total customers composed of first-time users will continue to decline.
In addition, grant revenues increased $1.7 million, or 114% in 2007. We collected $12.6 million in grants during 2007, of which $2.0 million represented incremental amortization to grant revenues, less $0.3 million of 2006 amortization associated with grants for which all service requirements were completed in 2006.
Direct site operating costs. Direct site operating costs (excluding depreciation and amortization) increased $27.4 million or 117% for 2007 as compared to 2006. As a percentage of net product revenues, direct site operating costs decreased from 194% for 2006 to 151% for 2007, principally due to the reduction in site-level salaries and benefits as a percentage of net product revenues from 111% of net product revenues, or $13.3 million, for 2006 to 94% of net product revenues, or $31.6 million for 2007, as a result of our ability to better leverage our on-site employees. In addition, our network expansion allowed us to achieve telecommunication and network economies of scale as well as a reduction in the per-unit cost of certain ancillary inventory items.

Direct site operating costs also include depreciation of revenue-generating equipment. Depreciation of revenue-generating equipment was $20.6 million and $8.5 million for 2007 and 2006, respectively. Depreciation has increased as a result of our network expansion.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.9 million or 30% from 2006 to 2007, but declined as a percentage of net product revenues from 133% for 2006 to 62% for 2007. Selling, general and administrative expenses increased across all periods as we have continued to invest in our corporate infrastructure to support our network expansion. However, selling, general and administrative expenses as a percentage of net product revenues has continued to decline relative to the increasing revenue base.
In addition, for 2007 as compared to 2006:
•	Corporate headcount increased 13% from 220 employees at December 31, 2006 to 249 employees at December 31, 2007. Total salaries and benefits were $14.5 million and $10.2 million for 2007 and 2006, respectively, or $10.3 million and $7.3 million, respectively, presented net of research and development, marketing and sales personnel costs.

•	Research and development costs increased 44% from $2.3 million for 2006 to $3.3 million for 2007, which includes salaries and benefits of $1.9 million for 2006 and $2.7 million for 2007, as the number of research and development personnel increased from 29 at December 31, 2006 to 38 at December 31, 2007.

•	Marketing and sales expenses increased 81% from $1.7 million for 2006 to $3.2 million for 2007, which includes salaries and benefits of $0.9 million and $1.5 million, respectively. Between 2006 and 2007, staffing grew by three persons and salaries and benefits increased $0.6 million. Marketing expense increased by $0.5 million from 2006 to 2007 primarily due to increased trade show attendance and an increase in marketing consulting fees.

•	Director fees increased $0.2 million for 2007 compared to 2006 principally due to stock compensation costs.
Asset disposals and impairments. We continue to review and evaluate our site selection criteria. In 2006, we identified ten underperforming sites (“noncore sites”) which no longer met our current site selection criteria. Based on this evaluation, we closed five of these sites, recorded a $0.3 million loss on settlement of asset retirement obligations and wrote off approximately $0.7 million of fixed assets. We also recorded a $1.3 million impairment charge attributable to the other five sites that remained operational as of December 31, 2006. Additionally, we determined that certain potential sites were no longer viable candidates for short-term site selection and wrote off $0.6 million of capitalized site survey costs during 2006.

During 2007, we closed an additional site, which resulted in a nominal write off of fixed assets, and recorded a $0.9 million impairment charge, attributed principally to a non-core site. We continue to evaluate the commercial viability of the remaining four underperforming sites.
As a result of ongoing modifications and evaluations of site equipment, the Company continues to identify obsolete, damaged or unusable equipment, and wrote off such fixed assets of $0.7 million and $1.9 million in 2007 and 2006, respectively.
Total asset disposal and impairment charges were $1.6 million and $4.8 million for 2007 and 2006, respectively.
Interest expense, net. Net interest expense increased $13.8 million for 2007 compared to 2006 due to an increase of $6.6 million in interest expense associated with our debt, a decrease of $5.2 million in interest income associated with a lower investing base, and a decrease of $2.0 million in capitalized interest during 2007. Interest capitalization was lower for 2007 as compared to 2006 because of fewer sites constructed during 2007 compared to 2006.
Liquidity and capital resources
See discussion under “Overview” regarding our liquidity issues and going concern considerations.
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
On September 17, 2007, we amended the indenture to provide that upon completion of a public offering of common stock, we will be required to deliver shares of our common stock to an escrow agent for the benefit of holders of our senior secured discount notes. These shares will be held in escrow until the end of 360 days after the closing of an offering.
Under the indenture, we may enter into a senior credit facility of up to $25.0 million.

Cash flows
Cash flows from operating, financing and investing activities are summarized in the following table for the stated periods:

	Year Ended December 31,
(in thousands)	2007	2006

Cash used in operating activities	$(13,093)	$(34,093)
Cash provided by investing activities	6,414	45,243
Cash used in financing activities	(1,460)	(444)

Net increase (decrease) in cash	$(8,139)	$10,706

Operating activities. Our operating cash inflows consist principally of cash received from customers and grant monies received from governmental agencies, not all of which result in immediate revenue recognition, for the following reasons:
•	Customers frequently purchase gold card memberships and assorted prepaid plans for future use. As of December 31, 2007 and December 31, 2006, we have deferred recognition of related trade revenues of approximately $2.0 million, and $1.2 million, respectively, to future periods.

•	Through December 31, 2007, we have been awarded approximately $55.6 million in cumulative-to-date grant assistance from governmental agencies. Of this amount, grants for $19.5 million have either expired or terminated. Grants may expire or terminate for various reasons, including layout issues with travel center operators, issues related to local permits, or a determination that the site no longer meets our site selection criteria. We record grant awards and the related deferred revenue at the time an invoice is issued to the respective governmental agency. The process of recognizing revenue over the relevant amortization period begins at the time the grant monies are received. However, grant revenue is typically recognized over the life of the grant, which in most cases, corresponds to the capital expenditure outlay involved in the build-out. From inception through December 31, 2007, we have collected $25.1 million of grants and deferred recognition of $16.9 million of related revenue to future periods. Of the remaining $10.5 million in contractually available grant monies, we expect such amounts to become collectible as additional sites become operational. However, there can be no assurance that all amounts will be collected.
Our operating cash outflows consist principally of site operating costs and selling, general and administrative expenses (which includes research and development and sales and marketing expenses). Such costs currently exceed operating cash inflows. Our site operating costs generally vary directly with site operating revenues, with the exception of salaries and benefits, property taxes and certain network costs.

Our net cash used in operating activities during 2007 and 2006 is principally due to our site operating expenses and selling, general and administrative expenses exceeding revenues. In addition to changes from increases in operating expenses between periods, additional changes in operating activities include: a $22.9 million increase in cash from trade revenues; a $10.2 million increase in grant collections; a $0.9 million increase in interest income; and the disposal of $15.0 million in short-term trading securities for cash.
Investing activities. The $6.4 million provided by investing activities during 2007 was primarily due to the release of approximately $38.4 million of restricted cash to operations which, combined with $2.7 million of existing prepayments, was used to purchase $34.8 million of equipment for new sites, and to fund operating losses.
The $45.2 million provided by investing activities for 2006 was primarily due to the release of approximately $169.7 million of restricted cash to operations, which was used to purchase and prepay deposits for equipment used for our network expansion of approximately $124.5 million, as well as funding our operating losses.
Financing activities. The net cash used in financing activities of $1.5 million during 2007 included primarily offering costs incurred of $1.2 million and payments on capital lease obligations of $0.4 million, offset by $0.1 million received from the exercise of stock options and warrants. The net cash used in financing activities of $0.4 million for 2006 included debt financing costs incurred of $0.5 million offset by $0.1 million received from the exercise of stock options and warrants.
Off-balance sheet arrangements
We have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases.
Recently issued accounting pronouncements
Information regarding new accounting pronouncements is included in Note 2 to the Company’s Financial Statements.
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

Revenue Recognition. Revenue for services is recognized as service is completed; revenue from ancillary product sales is recognized at the point of sale. Reported revenues exclude sales tax. Revenue is recorded net of promotional, contractual and customer service discounts as the Company continues to utilize significant discounts to introduce its services to truck drivers at travel centers, truck fleet terminals and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.
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
Impairment of long-lived assets. When indicators of impairment are present, we evaluate the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying assets in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset group. The corresponding impairment loss is calculated as the difference between the asset group’s fair value and carrying value, and is included with “Asset disposals and impairments” in the accompanying income statement. Fair value is calculated using probability-weighted future cash flows, discounted at the risk-free rate.
Inherent in the analysis of impairment are subjective judgments about future cash flows and the identification of “asset groups” and “primary assets” as defined in SFAS No. 144. All revenue-generating assets are deployed to sites covered by long-term leases; accordingly, we define asset groups at the lease level. We deem our trusses, which represent the single largest investment at any one site and the platform for our service delivery model, to be the “primary asset” for purposes of determining the remaining cash flow period. Our trusses have a 15-year useful life. Failure to make appropriate conclusions regarding any one of these judgments may result in an overstatement of the value of long-lived assets.
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
Our computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of the option, as permitted by the “shortcut approach” in Staff Accounting Bulletin No. 107 and No. 110, Share-Based Payment. The risk-free interest rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected life of the stock option in effect at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, we used the minimum value method to measure stock compensation cost, which excludes the effects of expected volatility. Since our stock is not publicly traded and we have no historical data on volatility of our stock, the expected volatility used for purposes of computing fair value is based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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
Alternatively, some employee stock options may realize significantly more value than the fair values originally estimated on the grant date and recognized in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the liability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
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
The following table summarizes by quarter the number of shares subject to options granted between January 1, 2006 and December 31, 2007, the weighted average exercise price, the reassessed weighted average grant date fair value of the options, and the weighted average intrinsic value. Retrospective adjustments from the aforementioned valuations are reflected in the reassessed fair value and weighted average intrinsic value of granted options.

			Weighted
		Weighted	average	Weighted
		average	calculated	average
		exercise	grant date	intrinsic
	Shares	price	fair value	value

Quarter ended
March 31, 2006	31,575	$0.85	$0.44	$—
June 30, 2006	824,000	0.82	0.44	—
September 30, 2006	16,500	0.82	0.45	—
December 31, 2006	36,000	0.82	1.69	1.39
March 30, 2007	27,500	0.82	1.63	1.39
June 30, 2007	208,579	2.19	0.90	0.39
September 30, 2007	895,000	2.21	1.05	0.37
December 31, 2007	500	2.58	1.10	—

	2,039,654	$1.57	$0.79

We recorded stock-based compensation expense of $0.7 million and $0.2 million during 2007 and 2006, respectively. As of December 31, 2007, we had $0.9 million of unrecognized stock-based compensation costs related to stock options granted pursuant to our 2000 Incentive Stock Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.58 years as of December 31, 2007. The aggregate intrinsic values of vested and unvested options to purchase shares of our common stock at December 31, 2007 were $4.1 million and $2.9 million, respectively.
Litigation and other contingencies. Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense. Management is not aware of any potential losses that would require accrual at December 31, 2006 or December 31, 2007.

Accounting for income taxes. At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $245.8 million and $244.8 million, respectively. If not utilized, these federal and state net operating loss carryforwards will begin to expire at various dates beginning in 2015. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership in the future, utilization of these carryforwards could be limited.
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
On January 1, 2007, we adopted FIN 48. At the adoption date and as of December 31, 2007, we had no uncertain tax positions and no adjustments to liabilities or retained earnings were required.
We recognize interest and penalties related to uncertain tax positions in income tax expense, which was $0 for 2006 and 2007.
There are no income tax examinations currently in process. However, due to our historical net operating loss position, all tax attributes are subject to adjustment upon examination.
Item 8. Financial Statements and Supplementary Data
The information required by this item is attached hereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our system of internal control over financial reporting includes policies and procedures pertaining to the Company’s ability to record, process, and report reliable information.  The system is designed to provide reasonable assurance to both management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to lapses in judgment or breakdowns resulting from human failures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes In Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that was conducted during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Part III of Form 10-K is expected to be filed by amendment to this Form 10-K no later than April 30, 2008.
Item 11. Executive Compensation
The information required by Item 11 of Part III of Form 10-K is expected to be filed by amendment to this Form 10-K no later than April 30, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Part III of Form 10-K is expected to be filed by amendment to this Form 10-K no later than April 30, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Part III of Form 10-K is expected to be filed by amendment to this Form 10-K no later than April 30, 2008.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 of Part III of Form 10-K is expected to be filed by amendment to this Form 10-K no later than April 30, 2008.
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Report
1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

2.	The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report.
(b) Exhibits
See the accompanying Index beginning on page E-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdleAire Technologies Corporation
Date: April 15, 2008	By:	/s/ Michael C. Crabtree
Michael C. Crabtree
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Michael C. Crabtree Michael C. Crabtree	President and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2008
/s/ Paul W. Boyd Paul W. Boyd	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 15, 2008
/s/ David Everhart David Everhart	Director	April 15, 2008
/s/ Lana Batts Lana Batts	Director	April 15, 2008
/s/ Dan H. Felton III Dan H. Felton III	Director	April 15, 2008
/s/ Steve Kirkham Steve Kirkham	Director	April 15, 2008
/s/ Lewis Frazer III Lewis Frazer III	Director	April 15, 2008
/s/ Thomas (Mack) McLarty Thomas (Mack) McLarty Director	Director	April 15, 2008

IdleAire Technologies Corporation
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2007

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2002 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.2	Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of IdleAire Technologies Corporation, dated December 30, 2002 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.3	First Certificate of Amendment to Amended and Restated Certificate of Incorporation of IdleAire Technologies Corporation, dated November 11, 2003 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.4	First Amendment to Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of IdleAire Technologies Corporation, dated November 11, 2003 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.5	Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series B Convertible Preferred Stock of IdleAire Technologies Corporation, dated November 11, 2003 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.6	First Amendment to Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series B Convertible Preferred Stock of IdleAire Technologies Corporation, dated October 29, 2004 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.7	Certificate of Designation of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series C Convertible Preferred Stock of IdleAire Technologies Corporation, dated November 3, 2004 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.8	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of IdleAire Technologies Corporation, dated December 21, 2005 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.1.9	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of IdleAire Technologies Corporation, dated January 20, 2006 (filed with the registration statement on Form 10-SB on May 2, 2006)

3.2	Bylaws of IdleAire Technologies Corporation (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.1	Form of 13% Senior Secured Discount Note (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.2	Warrant Agreement, dated as of December 30, 2005, between IdleAire Technologies Corporation and Wells Fargo Bank, National Association, as Warrant Agent (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.2a	Amendment to Warrant Agreement, dated as of December 27, 2006, between the Company and Wells Fargo Bank, National Association, as Warrant Agent (filed with Form 10K-SB on April 2, 2007)

Exhibit No.	Description

4.1.2b	Second Amendment to Warrant Agreement, dated as of September 17, 2007, between the Company and Wells Fargo Bank, National Association, as Warrant Agent (filed with Form 8-K on September 17, 2007)

4.1.3	Warrant Agreement, dated December 30, 2005, with Jefferies & Company, Inc. (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.4	Warrant Agreement, dated May 23, 2001, to Purchase Common Stock with Lana Batts (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.4a	First Amendment to Warrant Agreement to Purchase Common Stock with Lana Batts (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.4b	Second Amendment to Warrant Agreement to Purchase Common Stock, dated May 23, 2004, with Lana Batts (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.4c	Third Amendment to Warrant Agreement to Purchase Common Stock, dated May 23, 2005, with Lana Batts (filed with the registration statement on Form S-4 on 2006)

4.1.4d	Fourth Amendment to Warrant Agreement to Purchase Common Stock, dated May 13, 2006, with Lana Batts (filed with the registration statement on Form S-4 on July 3, 2007)

4.1.5	Warrant Agreement to Purchase Common Stock, dated January 18, 2002, with CIBC World Markets Corp. (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.6	Warrant Agreement to Purchase Common Stock, dated April 18, 2005, with Ralph Head (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.7	Form of Series A Convertible Preferred Stock Securities Purchase Agreement (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.8	Form of Series B Convertible Preferred Stock Securities Purchase Agreement (filed with the registration statement on Form 10-SB on May 2, 2006)

4.1.9	Form of Series C Convertible Preferred Stock Securities Purchase Agreement (filed with the registration statement on Form 10-SB on May 2, 2006)

10.1	Securities Purchase Agreement, dated May 12, 2005, between the Company, CTV Holdings, Inc. and PB Constructors, Inc. (filed with the registration statement on Form 10-SB on May 2, 2006)

10.2	Purchase Agreement, dated December 28, 2005, between the Company and Jefferies & Company, Inc. (filed with the registration statement on Form 10-SB on May 2, 2006)

10.3	Indenture, dated as of December 30, 2005, among the Company and Wells Fargo Bank, National Association, as trustee and collateral agent (filed with the registration statement on Form 10-SB on May 2, 2006)

10.3.1	First Amendment to Indenture, dated as of September 17, 2007, among the Company and Wells Fargo Bank, National Association, as trustee and collateral agent (filed with Form 8-K on September 17, 2007)

10.4	Registration Rights Agreement, dated December 30, 2005, between the Company and Jefferies & Company, Inc. (filed with the registration statement on Form 10-SB on May 2, 2006)

10.5	Subordination Agreement, dated December 30, 2005, among the Company, the named noteholders, Wells Fargo Bank, National Association, as the collateral agent and Dan H. Felton, III, as administrative agent (filed with the registration statement on Form 10-SB on May 2, 2006)

Exhibit No.	Description

10.6	Disbursement Agreement, dated as of December 30, 2005, among the Company, Wells Fargo Bank, National Association, as disbursement agent and the trustee (filed with the registration statement on Form 10-SB on May 2, 2006)

10.6.1	Amendment to Disbursement Agreement, dated January 31, 2006 (filed with the registration statement on Form 10-SB on May 2, 2006)

10.7	Security Agreement, dated as of December 30, 2005 between the Company and the Collateral Agent (filed with the registration statement on Form 10-SB on May 2, 2006)

10.8	Amended and Restated 2000 Stock Option Plan (filed with registration statement on form S-1 on September 18, 2007)

10.9.1	Senior Management Agreement, dated as of September 12, 2007 between the Company and Michael C. Crabtree (filed with registration statement on form S-1 on September 18, 2007)

10.9.2	Senior Management Agreement, dated as of June 17, 2002, between the Company and David Everhart (filed with the registration statement on Form 10-SB on May 2, 2006)

10.9.3	Senior Management Agreement, dated as of September 12, 2007, between the Company and J. Tom Badgett (filed with registration statement on form S-1 on September 18, 2007)

10.9.4	Senior Management Agreement, dated as of September 12, 2007, between the Company and James H. Price (filed with registration statement on form S-1 on September 18, 2007)

10.9.5	Senior Management Agreement, dated as of September 12, 2007, between the Company and Paul W. Boyd (filed with registration statement on form S-1 on September 18, 2007)

10.9.6	Senior Management Agreement, dated as of September 12, 2007, between the Company Lynn Youngs (filed with registration statement on form S-1 on September 18, 2007)

10.10.1	License and Installation Agreement, dated as of December 1, 2003, by and between Pilot Travel Centers LLC and the Company CTR (filed with registration statement on Form 10-SB on July 31, 2006)

10.10.2	Lease and Installation Agreement, dated as of April 7, 2004, by and between Petro Shopping Centers, L.P. and the Company CTR (filed with registration statement on Form 10-SB on July 31, 2006)

10.10.3	Lease and Installation Agreement, dated as of August 20, 2004, by and between TA Operating Corporation and the Company CTR (filed with registration statement on Form 10-SB on July 31, 2006)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

Legend:
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

PART II
IdleAire Technologies Corporation
Item 8. Financial Statements

Report of independent registered public accounting firm
The Board of Directors and Stockholders of
IdleAire Technologies Corporation
We have audited the accompanying balance sheets of IdleAire Technologies Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IdleAire Technologies Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that IdleAire Technologies Corporation will continue as a going concern.  As more fully described in Note 1 to the financial statements, IdleAire Technologies Corporation has a history of net losses, an accumulated deficit of $246.4 million and working capital of $0.9 million as of December 31, 2007.   These conditions raise substantial doubt about IdleAire Technologies Corporation’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1.  The 2007 financial statements do not include any adjustments that might result from the outcome of these uncertainties.
As described in Note 1 to the financial statements, on January 1, 2007, the Company changed its method of accounting for income tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48.
/s/Ernst & Young LLP
Nashville, Tennessee
April 14, 2008

IdleAire Technologies Corporation
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$8,493	$16,632
Short-term investments	–	15,000
Accounts receivable	1,058	5,396
Accounts receivable — related parties	–	192
Inventories	741	951
Prepaid expenses and other current assets	2,358	1,915
Deposits with related party vendor	2,136	–

Total current assets	14,786	40,086

Restricted cash and investments	1,219	39,222
Deposits with related party vendor	8,851	14,104
Deposits with other vendors	2,318	1,871
Property and equipment, net	153,522	137,507
Deferred offering costs	1,189	–
Deferred financing costs, net	27,683	29,453
Other assets	1,311	110

Total assets	$210,879	$262,353

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,061	$4,772
Accounts payable to related party vendors	1,665	2,735
Accrued expenses	5,197	4,388
Deferred trade revenue	2,045	1,221
Deferred grant revenue	3,945	1,161

Total current liabilities	13,913	14,277

Deferred grant revenue	12,999	10,812
Asset retirement obligations	2,646	1,767
Capital lease obligations	1,241	1,198
Secured convertible notes	100	100
Senior secured discount notes	272,717	234,511

Total liabilities	303,616	262,665

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 22,000,000 shares authorized, 17,171,448 shares issued and outstanding	30,350	30,350
Series B convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,566,774 shares issued and outstanding	48,674	49,056
Series C convertible preferred stock, $0.001 par value; 11,000,000 shares authorized, 4,473,032 shares issued and outstanding	22,155	22,155
Common stock, $0.001 par value; 200,000,000 shares authorized, 49,481,964 and 48,646,610 shares issued at December 31, 2007 and December 31, 2006, respectively	49	49
Stockholder subscription receivable	(925)	(925)
Treasury stock, 111,111 common shares, at cost	(200)	(200)
Additional paid-in capital	53,607	52,208
Accumulated deficit	(246,447)	(153,005)

Total stockholders’ deficit	(92,737)	(312)

Total liabilities and stockholders’ deficit	$210,879	$262,353

See accompanying notes.

Statements of Operations
(In thousands)

	Years Ended December 31,
	2007	2006

Net revenues:
Basic and premium services, net	$31,773	$10,911
Ancillary product sales	1,868	1,153
Grant revenues	3,239	1,513
Other revenues	345	400

Total net revenues	37,225	13,977

Operating expenses:
Direct site operating costs (1)	50,795	23,363
Cost of ancillary product sales	1,154	835
Depreciation and amortization	22,583	9,467
Selling, general and administrative expenses	20,974	15,781
Consulting fees with related party vendor	–	310
Asset disposals and impairments	1,640	4,803

Total operating expenses	97,146	54,559

Loss from operations	(59,921)	(40,582)

Interest income	2,001	7,162
Interest expense	(35,522)	(26,865)

Net loss	$(93,442)	$(60,285)

(1)	Excludes depreciation expense in the amount of $20,619 and $8,550 for 2007 and 2006, respectively, reported in a separate caption.
See accompanying notes.

IdleAire Technologies Corporation
Statements of Stockholders’ (Deficit) Equity
(In thousands)

	Series A	Series B	Series C		Stockholder			Additional		Total
	Convertible	Convertible	Convertible		Subscription	Treasury	Deferred	Paid-in	Accumulated	Stockholders’
	Preferred	Preferred	Preferred	Common	Receivable	Stock	Compensation	Capital	Deficit	(Deficit) Equity

Balance at December 31, 2005	$30,350	$49,056	$22,155	$48	$(925)	$(200)	$(96)	$51,767	$(92,720)	$59,435
FAS 123(R) reclassification	—	—	—	—	—	—	96	(96)	—	—
Share-based compensation expense	—	—	—	—	—	—	—	207	—	207
Anti-dilution stock warrants	—	—	—	—	—	—	—	147	—	147
Issuance of warrants for goods or services	—	—	—	—	—	—	—	49	—	49
Other	—	—	—	1	—	—	—	—	—	1
Exercise of incentive stock options	—	—	—	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	(60,285)	(60,285)

Balance at December 31, 2006	$30,350	$49,056	$22,155	$49	$(925)	$(200)	$—	$52,208	$(153,005)	$(312)
Commission on Series B Preferred	—	(382)	—	—	—	—	—	382	—	—
Share-based compensation expense	—	—	—	—	—	—	—	732	—	732
Anti-dilution stock warrants	—	—	—	—	—	—	—	161	—	161
Exercise of incentive stock options	—	—	—	—	—	—	—	122	—	122
Exercise common stock warrants	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(93,442)	(93,442)

Balance at December 31, 2007	$30,350	$48,674	$22,155	$49	$(925)	$(200)	$—	$53,607	$(246,447)	$(92,737)

See accompanying notes.

IdleAire Technologies Corporation
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2007	2006

Operating activities
Net loss	$(93,442)	$(60,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense, net of amounts capitalized	33,716	26,212
Amortization of deferred financing costs	1,789	594
Depreciation and amortization	22,583	9,467
Accretion of asset retirement obligations	480	402
Asset disposals and impairments	1,640	4,803
Share-based compensation expense	732	207
Issuance of warrants for goods or services	–	49
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable — related parties	4,530	(4,815)
Inventories	210	(658)
Prepaid expenses and other assets	(1,640)	(833)
Interest income earned on restricted cash and investments	(388)	(6,159)
Short-term investments	15,000	(15,000)
Accounts payable and accounts payable to related party vendor	(4,781)	3,581
Accrued expenses	728	3,589
Deferred trade revenue	824	231
Deferred grant revenue	4,971	4,981
Cash settlement of asset retirement obligation	(45)	(459)

Net cash used in operating activities	(13,093)	(34,093)

Investing activities
Purchases of property and equipment from related party vendors	(9,395)	(30,428)
Purchases of property and equipment	(25,403)	(78,284)
Proceeds from disposal of property and equipment	183	–
Deposits with related party vendor toward equipment purchases, net	3,117	(14,104)
Deposits with other vendors toward equipment purchases, net	(447)	(1,638)
Cost of patents	(32)	(12)
Restricted cash released to operations	38,391	169,709

Net cash provided by investing activities	6,414	45,243

Financing activities
Proceeds from exercise of stock options and warrants	124	134
Deferred financing costs incurred	(19)	(541)
Deferred offering costs incurred	(1,189)	–
Payments on capital lease obligations	(376)	(37)

Net cash used in financing activities	(1,460)	(444)

Net increase (decrease) in cash and cash equivalents	(8,139)	10,706
Cash and cash equivalents at beginning of period	16,632	5,926

Cash and cash equivalents at end of period	$8,493	$16,632

Supplemental non-cash activities
Anti-dilution warrants as additional debt discount	$161	$146
Receipt of free equipment as a vendor concession	$294	$1,382
Warrants as finder’s fee in connection with sale of Series B convertible preferred stock	$382	$—
See accompanying notes.

IdleAire Technologies Corporation
Notes to financial statements
1. Organization and basis of accounting
IdleAire Technologies Corporation (the Company) offers in-cab idle-reduction services to the heavy-duty trucking industry, including heating, ventilation and air-conditioning, electric power, Internet access, satellite television, telephone, and remote delivery of computer-based driver safety and training courses. The Company provides its ATE Advanced Truck Stop Electrification® services at travel centers and truck fleet terminals throughout the continental United States.
The Company has not been profitable since inception, and had a significant deficit in stockholders’ equity as of December 31, 2007. It has experienced and continues to experience negative operating margins and negative cash flows from operations. As a result, the Company has relied on securities offerings, government grants and borrowings to fund its operations. In particular, the Company completed a discount note and warrant offering in December 2005 (see Note 6), the proceeds of which were used to fund the installation of ATE systems at numerous additional sites around the United States and to fund operations.
The Company expects to incur negative cash flows from operations at least through the end of 2008. Additionally, the Company’s first recurring semi-annual interest payment of $20.8 million is due on December 15, 2008. At December 31, 2007, the Company had $0.9 million of working capital and $8.5 million of unrestricted cash, or resources to sustain approximately four months of operations. The Company’s long-term viability is predicated on meeting its short-term operating needs as well as making significant additional investments in its ATE network in order to execute its business plan. In September 2007, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed sale of its common stock in an initial public offering. The Company has been unable to complete that offering and access capital in the public equity market due to market conditions. Additionally, the Company has been unable to secure a credit facility to address its immediate working capital needs. If the Company is unable to secure near-term funding for its immediate working capital needs, it will be forced to cease operations and liquidate its assets.
The Company’s continuous losses and liquidity deficiencies raise substantial doubt about its ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. In January 2008, management instituted realignment efforts aimed at reducing costs and streamlining operations. Additionally, the Company temporarily suspended all construction activities, with the exception of one site partially funded by government grants. In the past, the Company deposited funds in advance with its vendors and suppliers to secure discounted pricing and ensure prompt deliveries of key supply materials. Subsequent to December 31, 2007, the Company has received a refund of $2.1 million of its pre-paid deposits.

The Company plans to aggressively seek an appropriate refund of the remaining balance of certain pre-paid deposits over the next few months. However, there is no assurance that its efforts will be successful, and if so, whether the Company can obtain the refund promptly to meet its short-term operating needs.
The indenture governing the Company’s senior secured discount notes imposes significant operating and financial restrictions, which limit its ability to secure additional financing. Management continues to explore various alternatives to improve its current and long-term financial position and secure other sources of financing, which could include sale of additional debt or equity securities, or a capital restructuring. In March 2008, the Company hired a third-party consulting firm to assist in that regard. However, there can be no assurance that additional financing will be available and, if so, whether it will be on acceptable terms. Absent additional funding, the Company will be unable to continue as a going concern.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.
2. Significant accounting policies
Cash and cash equivalents
The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.
Short-term investments
Short-term investments consist principally of auction rate securities and other variable rate demand obligations. These investments are classified as trading securities and carried at estimated fair value (which approximates cost), with gains and losses reported in income. As of December 31, 2007, the Company had liquidated all its short-term investments.

Restricted cash and investments
At December 31, 2007, restricted cash and investments consists primarily of funds held in money market escrow accounts pursuant to a lease and installation and escrow agreement with a travel center operator. These funds represent collateral held in satisfaction of future asset retirement obligations. Under the escrow agreement, the Company is required to deposit up to $4.0 million into escrow for the benefit of the travel center operator. At December 31, 2007 and 2006, the Company held $1.2 million and $0.4 million in escrow, respectively.
At December 31, 2006, restricted cash and investments also included $38.4 million of funds held by a disbursement agent pursuant to a disbursement agreement executed in connection with the issuance of senior secured discount notes (see Note 6). The investments were principally in the form of auction rate securities, which were carried at estimated fair value (which approximated cost), with gains and losses reported in income.
Fair value of financial instruments
Carrying values of the Company’s current assets, current liabilities and restricted cash approximate their related fair values based upon the current interest rate environment and lengths to maturity.
The carrying value and fair value of the Company’s debt was $272.7 million and $183.2 million at December 31, 2007, respectively. Fair value at December 31, 2007 was calculated using observable data from the last over-the-counter trade of the Company’s Senior Secured Discount Notes during 2007.
At December 31, 2006, the carrying value and fair value of the Company’s debt was $234.5 million and $222.7 million, respectively. The fair value of the Company’s debt was calculated using discounted cash flow analyses at market rates.
Concentrations of credit risk
The Company maintains cash or investment accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $0.1 million per legal ownership. At December 31, 2007, the Company had $9.4 million of these funds deposited with financial institutions in excess of this insurance limit.
The Company relies on third-party suppliers for the manufacture and assembly of its ATE systems. In the event that certain of these suppliers are unable or unwilling to provide the Company with certain specific components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on operations.

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
Capitalized leases
During 2006, the Company entered into an agreement with a service provider which included terms that required the service provider to furnish certain equipment at no additional cost to the Company, to be received as sites are constructed. The Company capitalizes the fair value of this equipment as a capital lease in accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease and Statement of Financial Accounting Standards No. 13, Accounting for Leases and reduces the lease obligation over the term of the service agreement as service fees are paid. Capitalized lease obligations were $1.5 million at December 31, 2007, of which $1.3 million and $0.2 million is included with other liabilities and accrued expenses, respectively, in the accompanying balance sheet. Capitalized lease obligations were $1.3 million at December 31, 2006, of which $1.2 million and $0.1 million is included with other liabilities and accrued expenses, respectively.
Impairment of long-lived assets
When indicators of impairment are present, the Company evaluates the carrying value of constructed revenue-generating assets in relation to the operating performance and future undiscounted cash flows of the underlying asset group in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. Based on these evaluations, asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the respective asset group. The corresponding impairment loss is calculated as the difference between the asset group’s fair value and carrying value, and is included with “Asset disposals and impairments” in the accompanying income statement. Fair value is calculated using probability-weighted future cash flows, discounted at the risk-free rate.
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
Asset retirement obligations
The Company’s lease agreements with certain of its travel centers and host sites generally contain obligations to return the leased property to its original condition upon termination of the lease. The Company accounts for these obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. The Company’s asset retirement obligation was $2.6 million and $1.8 million at December 31, 2007 and 2006, respectively, and is included with other liabilities in the accompanying balance sheets. During 2007, the Company recorded additions of $0.4 million, accretion of $0.5 million and a nominal cash settlement with respect to its asset retirement obligations. During 2006, the Company recorded additions of $1.5 million, accretion of $0.4 million and settlement of $0.5 million. Additionally, the Company recorded a $0.3 million loss on settlement of its asset retirement obligations in 2006, which is included with “Asset disposals and impairments” in the accompanying financial statements.
Key assumptions used to calculate the Company’s asset retirement obligations were (i) 2.5% rate of inflation; (ii) weighted average credit-adjusted risk-free interest rate of 21.0%; and (iii) weighted average life of obligation of 13 years. Expected settlement dates generally represent the lesser of the useful life of the constructed assets or the life of the lease, and are evaluated using site-specific facts and circumstances.
Revenue recognition
Revenue for services is recognized as service is completed; revenue from ancillary product sales is recognized at the point of sale. Reported revenues exclude sales tax. Revenue is recorded net of promotional, contractual and customer service discounts as the Company continues to utilize significant discounts to introduce its services to truck drivers at travel centers, truck fleet terminals and other locations. Deferred trade revenue represents unutilized balances from the sale of prepaid cards and member cards.

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
At December 31, 2007 and 2006, accounts receivable included $0.6 million and $5.0 million in grant receivables, respectively.
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
Senior secured discount notes
Original issue discount on the senior secured discount notes, or the Notes, (Note 6) is amortized over the life of the Notes using the interest method.
Deferred financing charges
Deferred financing charges represent certain fees and expenses that have been incurred to obtain the related permanent financing. These costs are amortized over the seven year life of the related debt using the interest method, and charged to interest expense in the accompanying statements of operations. Amortization of deferred financing costs was $1.8 million and $0.6 million in 2007 and 2006, respectively.
Advertising and promotion
Advertising and promotion costs are expensed as incurred. Advertising expense was $1.0 million and $0.5 million in 2007 and 2006, respectively.
Research and development
Research and development costs have consisted principally of software development and related engineering costs. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized. Research and development costs were $3.3 million and $2.3 million in 2007 and 2006, respectively.
The cost to file patents are capitalized and amortized over five years.

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
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. At the adoption date and as of December 31, 2007, the Company had no uncertain tax positions and no adjustments to liabilities or retained earnings were required.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which was $0 for the year ended December 31, 2007.

Due to the Company’s historical net operating loss position, all historical tax attributes are subject to adjustment upon examination. There are no income tax examinations currently in process.
Segment information
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has one reportable industry segment—the operation of the Company’s ATE systems.
Comprehensive income
The Company’s net loss is equal to comprehensive loss, as computed in accordance with
SFAS No. 130, Reporting Comprehensive Income.
Use of estimates
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on results of operations or financial condition as previously reported.
New accounting standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new Statement defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In December 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157 (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The Company is subject to the remaining provisions of SFAS No. 157 beginning January 1, 2008. The Company is in the process of evaluating what impact, if any, this new standard may have on its financial statements.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations. It replaces FASB Statement No. 141 and establishes requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. This standard will not have any immediate impact on the Company’s financial statements upon adoption.
3. Property and equipment, net
Property and equipment consists of the following:

	December 31,
(In thousands)	2007	2006

Revenue-generating equipment	$164,565	$125,411
Leasehold improvements	976	826
Furniture and fixtures	668	680
Data processing equipment and software	6,655	4,999
Automobiles and motorized equipment	3,229	1,522
Service units in process	16,148	25,093
	192,241	158,531

Less accumulated depreciation and amortization	(38,719)	(21,024)

	$153,522	$137,507

Included within revenue generating equipment and service units in process above is $1.7 million and $1.4 million of free equipment subject to a capital lease at December 31, 2007 and 2006, respectively (see Notes 2 and 11). At December 31, 2007 and 2006, accumulated depreciation associated with this equipment was $0.3 million and $0.1 million, respectively.
The Company capitalized interest of $4.9 million and salaries and related costs of $1.8 million associated with the physical construction of new sites during 2007. During 2006, the Company capitalized interest of $6.8 million and salaries and related costs of $1.6 million associated with the physical construction of new sites.

Deposits with vendors toward purchases of revenue-generating equipment were $13.3 million and $16.0 million, of which $11.0 million and $14.1 million were held by a related party (see Note 4) at December 31, 2007 and 2006, respectively.
A summary of depreciation expense follows:

	For the Year Ended
	December 31,
(In thousands)	2007	2006

Depreciation expense on revenue- generating equipment	$20,619	$8,550
Depreciation expense on non-revenue-generating equipment	1,964	889

Total depreciation expense	$22,583	$9,439

During 2006, the Company began full-scale execution of its nationwide ATE network expansion plan, which included use of funds raised in the 2005 senior secured discount notes offering and earmarked for construction of “core sites” meeting certain site selection criteria. In addition, the Company identified and evaluated ten non-core sites which no longer complied with the new site selection criteria. Based on such evaluations, the Company opened 80 new sites and decommissioned five non-core sites during 2006. As a result, the Company wrote off approximately $0.7 million of fixed assets and recorded $1.3 million of impairment charges attributable to the remaining non-core sites still in operation during 2006. Additionally, the Company determined that certain potential sites were no longer viable candidates for short-term site selection and wrote off $0.6 million of capitalized site survey costs during 2006.
During 2007, the Company opened 32 new sites and decommissioned one non-core site.
Additionally, the Company recorded a $0.9 million impairment charge, attributed principally to a non-core site that remained in operation at December 31, 2007.
As a result of ongoing modifications and evaluations of site equipment, the Company continues to identify obsolete, damaged or unusable equipment, and wrote off such fixed assets of $0.7 million and $1.9 million in 2007 and 2006, respectively.
4. Related party transactions
The Company is party to an exclusive supply agreement with a shareholder, which provides for the purchase of certain electrical distribution and control products and services; this agreement expires in April 2008. During 2007, the Company issued purchase orders to this supplier totaling $0.6 million. The Company made payments to this supplier shareholder of $6.5 million and $43.9 million in 2007 and 2006, respectively. At December 31, 2007, the Company owed this related party supplier $0.1 million, and had a remaining deposit balance of $10.9 million to be applied to toward future purchases. The Company owed this related party supplier $1.1 million, and had a remaining deposit balance of $14.1 million to be applied toward future purchases at December 31, 2006. Additionally, the Company sold $0.2 million of component parts to this supplier at its cost, which is included in Accounts Receivable—Related Parties in the accompanying balance sheet at December 31, 2006.

During 2006, the Company entered into an exclusive agreement with a supplier that is managed and partially-owned by a shareholder; the agreement provides for the purchase of certain service module components at an agreed-upon price, and expires in September 2009. This agreement supersedes a previous agreement with another company within the same controlled group. The Company made payments of $1.5 million and $0.4 million pursuant to these agreements in 2007 and 2006, respectively.
During 2005 and 2006, the Company maintained professional services contracts with a shareholder vendor for consulting and construction program management services valued at $2.7 million and $0.5 million, respectively. The Company made cash payments to this shareholder vendor of $0.1 million in 2007. At December 31, 2007 and 2006, the Company owed this vendor $1.5 million and $1.6 million, respectively. In May 2005, the Company and this vendor entered into a securities purchase agreement pursuant to which this vendor purchased 985,000 shares of Series C Preferred Stock for $4.9 million. Related to this transaction, $0.9 million represents a stock subscription receivable at December 31, 2007 and 2006. In 2005 in accordance with the terms of the same agreement, the Company elected to exchange 300,000 shares of Series C Preferred Stock for $1.5 million of consulting services provided by the vendor. See Note 12 for subsequent developments related to transactions with this vendor.
An executive officer and director is a member of two limited liability companies that are in the business of leasing aircraft. The Company paid such entities $0.2 million and $0.3 million in 2007 and 2006, respectively, for airplane rental.
The Company leases warehouse space from a limited liability company in which a shareholder and a former director of the Company is a member. The agreement expires in October 2009, and provides for an annual rent obligation of approximately $0.2 million. Total rent paid under this lease was $0.2 million during 2007 and 2006.

5. Accrued expenses
Accrued expenses consist of the following:

	December 31,
(In thousands)	2007	2006

Salaries and related personnel liabilities	$2,298	$1,804
Accrued sales taxes	588	896
Other liabilities	2,311	1,688

	$5,197	$4,388

6. Senior secured discount notes with warrants
The Company has outstanding $320.0 million par value 13% senior secured discount notes (Notes) with 320,000 detachable warrants (Warrants) to purchase 30% of the Company’s common stock on a fully-diluted basis (collectively, the Units). Each Unit consists of a $1,000 principal amount Note and a Warrant.
The Warrants represent a right to purchase 126.9505 shares of Company common stock (per warrant) at $0.01 per share, subject to certain upward adjustments triggered by the Company’s issuance of additional securities at below fair market value. The Note holders’ anti-dilution rights generally terminate upon the completion of an underwritten public offering, of which the net proceeds to the Company exceed $100.0 million. The Warrants became separately transferable from the Notes during 2006 and will expire on December 15, 2015. During 2007, the Company registered the Notes pursuant to a registration rights agreement.
During 2007 and 2006, the Company issued warrants to certain members of management and directors. These issuances triggered the anti-dilution provisions contained in the warrant agreement by and between the Company and Wells Fargo Bank, N.A., as the Warrant Agent, dated December 30, 2005 (the “Warrant Agreement”), obligating the Company to issue 283,805 additional warrants pursuant to the Warrant Agreement. As a result, the Company recorded an additional debt discount of $0.2 million and $0.1 million in 2007 and 2006, respectively.
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
On September 17, 2007, the Company entered into the First Amendment to Indenture with Wells Fargo Bank, N.A., as the trustee and collateral agent (the “Amended Indenture”), and the Second Amendment to Warrant Agreement with Wells Fargo Bank, N.A., as the warrant agent. Under the Amended Indenture, upon closing of its initial underwritten public offering of common stock raising aggregate net proceeds of not less than $100 million on or before June 30, 2008 (a “Qualified Public Offering”), the Company is required to issue and deliver to an escrow for the benefit of the holders of the senior secured discount notes as of the date of the Qualified Public Offering 7,204,835 shares of common stock (the “Restricted Common Shares”). The Amended Indenture also provides upon a Qualified Public Offering for the termination of the Company’s obligation to deliver any contingent warrants under the EBITDA covenant contained in the Indenture requiring consolidated EBITDA of the Company for the fiscal year ended December 31, 2008 to equal or exceed $40.0 million.
7. Secured convertible notes
At December 31, 2007 and 2006, the Company had $0.1 million outstanding of 10% secured convertible notes (“Convertible Notes”) due 2013. Prior to June 2, 2006, under certain conditions, the holder of the Convertible Notes had the right to convert all or part of the Convertible Notes into the Company’s common stock at pre-established rates. The Company has a one-time right to prepay, without penalty or further interest payments, on June 1, 2008. These notes are subordinate to the senior secured discount notes.

8. Stockholders’ equity
Common stock and warrants
In February 2006, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 200,000,000 shares.
As of December 31, 2007 and 2006, the Company had warrants outstanding and exercisable to purchase 48,309,374 and 48,290,291 shares, respectively, of Company common stock. At December 31, 2007 and 2006, the exercise price of outstanding warrants ranged between $0.01 and $5.00 per share, and the weighted average exercise price was $0.04 per share.
During 2007, management became aware that a warrant for 95,450 common shares that was issued to a director in satisfaction of a finder’s fee obligation related to the 2004 Series B preferred stock offering had not been recorded in the financial statements. The Company recorded the transaction during 2007, which resulted in a $0.4 million decrease to Series B preferred stock and a corresponding increase to additional paid-in capital. As a result of the anti-dilution provisions contained in the Warrant Agreement, the Company became obligated to issue 51,400 additional warrants to the holders of warrants issued on December 30, 2005 and recorded an additional debt discount and corresponding increase to additional paid-in capital of $42,000 during 2007. These adjustments were not material to debt, equity or the results of operations of any prior periods and, accordingly, did not require restatement of any prior periods.
Preferred stock
The Company has three classes of issued and outstanding preferred stock which are convertible on a one-for-one basis into Company common stock at any time in whole or part at the option of the holder. Under certain circumstances, including an underwritten public offering of shares of common stock of not less than $50 million, the Company may also cause the outstanding shares to be converted into Company common stock. Holders of the preferred shares have the right to vote on most matters. In the event of liquidation, the preferred holders are entitled to a liquidation preference equal to the original purchase price of such shares. In the event of liquidation, the Series A is senior to all classes of common stock and all other series and classes of preferred stock. The Series B is senior to all classes of common stock and all other classes of preferred stock except the Series A, which shall rank senior to the Series B in all respects. The Series C is senior to all classes of common stock and all other series of preferred stock except the Series A and the Series B, which rank senior to the Series C in all respects.

9. Share-based compensation
The Amended and Restated 2000 Incentive Stock Plan (the Plan) governs the issuance of share-based awards to employees. The Plan provides for incentive stock options to be granted at an option price equal to or greater than the fair market value of the Company’s common shares as determined by the Board of Directors and to have a term of ten years. The Company has reserved 10,000,000 shares for issuance under this Plan, of which 1,923,186 were available for grant at December 31, 2007.
In April 2006, the Board of Directors approved a new Director Compensation Policy to provide for stock-based compensation, cash fees, travel reimbursement and an annual retainer to be paid to non-employee directors. The policy provides for annual equity awards to non-employee directors as compensation for serving on the Board of Directors. Specifically, non-employee directors are granted the right to receive either (i) a warrant to purchase 10,000 shares of common stock or (ii) 10,000 restricted common shares. During 2007, the Company granted non-employee directors equity awards for the 2006 and 2007 service years, totaling 100,000 shares. The fair value of this grant was $0.2 million, of which $0.2 million was recorded as compensation expense during 2007. As a result of the anti-dilution provisions contained in the Warrant Agreement, the Company became obligated to issue 53,849 additional warrants to the holders of warrants issued on December 30, 2005 and recorded an additional debt discount and corresponding increase to additional paid-in capital of $0.1 million for the year ended December 31, 2007.
The Company uses the Black-Scholes-Merton model for determining the fair values of options granted and recognizes compensation ratably over the vesting periods. Including the $0.2 million expense of non-employee director compensation noted above, the Company recorded $0.7 million and $0.2 million in stock-based compensation cost during 2007 and 2006, respectively. The Company granted 1,131,579 and 908,075 stock options to employees at a weighted average fair value per share of $1.20 and $0.43 during 2007 and 2006, respectively, using the following weighted average assumptions:

	For the Years Ended December 31,
	2007	2006
Expected term in years	5.7	5.6
Risk-free interest rate	4.8%	4.9%
Expected dividend rate	–	–
Expected volatility	36.7%	51.7%

The Company’s computation of expected term was calculated as the simple average of the weighted average vesting period and the contractual life of each option, as permitted by the “shortcut approach” in SEC Staff Accounting Bulletins No. 107 and No. 110. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield for a term consistent with the expected term of the stock option in effect at the time of grant. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Prior to January 1, 2006, the Company used the minimum value method to measure stock compensation cost for pro forma disclosures, which excludes the effects of expected volatility. Since the Company’s stock is not publicly traded and the Company has no historical data on volatility of its stock, the expected volatility figures used for 2007 and 2006 are based on the historical volatility of similar public companies (referred to as “guideline companies”). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
To date, the Company has not recorded any tax benefits resulting from the exercise of options due to uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future periods.
The aggregate intrinsic value of options exercised was $1.5 million during 2007 and only a nominal amount during 2006. The Company received $0.1 million in proceeds from the exercise of 613,738 employee stock options in the year ended December 31, 2007. The Company received less than $0.1 million in proceeds from the exercise of 70,255 employee stock options in the year ended December 31, 2006.
The fair value of stock options vested was $0.4 million and $0.3 million for 2007 and 2006, respectively. At December 31, 2007, there was $0.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements using the fair value method, consisting principally of stock options granted in 2006 and 2007. This cost is expected to be recognized over a weighted-average period of 1.58 years.
Stock option activity for the two years ended December 31, 2007 follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Option	Exercise	Life in	Intrinsic
(In thousands, except share and per share amounts)	Shares	Price	Years	Value

Outstanding at December 31, 2005	4,027,829	$1.96	6.70 years
Granted	908,075	0.82
Exercised	(70,255)	1.91
Forfeited	(352,568)	1.99

Outstanding at December 31, 2006	4,513,081	$1.73	6.35 years	$2,166
Granted	1,131,579	2.13
Exercised	(613,738)	0.20
Forfeited	(77,508)	2.37

Outstanding at December 31, 2007	4,953,414	$2.00	6.23 years	$4,082

Exercisable at December 31, 2007	3,588,688	$2.02	5.40 years	$2,938

As of December 31, 2007, 70,000 stock options are included in the immediately preceding table but they will vest only upon the completion of a successful initial public offering of common stock. The Company will recognize expense on these options at such time that a transaction is consummated based upon the difference between the fair value of the stock on the vesting date and the exercise price.
10. Income taxes
Income taxes as shown in the statements of operations for all periods presented differ from the amounts computed using the statutory federal income tax rate as follows:

	Year Ended December 31,
	2007	2006

U.S federal statutory rate	34.0%	34.0%
State taxes (net of federal benefit)	5.0	3.8
Change in deferred tax valuation allowance	(39.0)	(37.6)
Other	(0.0)	(0.2)

	0.0%	0.0%

The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$94,383	$56,988
Accrued liabilities	516	380
Deferred revenue	7,296	5,061
Asset retirement obligations	546	–

	102,741	62,429

Deferred tax liabilities:
Depreciation	(8,719)	(4,810)
Asset retirement obligations	–	(126)

Net deferred tax assets	94,022	57,493
Valuation allowance	(94,022)	(57,493)

	$–	$–

Federal and state net operating loss carryforwards of approximately $245.8 million and $244.8 million, respectively, expire beginning in 2015. Realization of net deferred tax assets is dependent upon sufficient future taxable income during the carryforward periods. The valuation allowance is provided until it is more likely than not that the net deferred tax assets will be realized. The valuation allowance increased by $36.5 million and $22.7 million in 2007 and 2006, respectively.

11. Leases
During 2007, the Company entered into multiple lease agreements for corporate space with terms ranging from one to five years. Rent expense associated with corporate office and warehouse space was $1.2 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively.
Minimum rental commitments under operating leases primarily for corporate office and warehouse space, having an initial or remaining noncancelable term of more than one year are as follows at December 31, 2007 (including the related party lease disclosures in Note 4):

(in thousands)

2008	$1,069
2009	998
2010	728
2011	575
2012	541
Thereafter	87

$3,998

As described in Notes 2 and 3, the Company has capital lease obligations associated with free equipment; those commitments are as follows at December 31, 2007:

(in thousands)

2007	$443
2008	526
2009	526
2010	527
2011	395
Thereafter	53

2,470
Interest	(1,000)

$1,470

At December 31, 2007 $0.2 million of this obligation was included with accrued expenses in the accompanying balance sheet.
In addition, the Company has signed a number of leasing or licensing agreements with travel centers and other locations which will allow the installation of the Company’s ATE systems at these sites. These agreements generally provide for the payment of rent based on a percentage of revenues generated at the applicable site; thus, no amounts are incurred prior to opening such sites. Contingent rent expense under these agreements totaled $3.8 million and $1.0 million for the years ending December 31, 2007 and 2006, respectively.

12. Commitments and contingencies
On November 27, 2006, the Company was served with a complaint by Chiaphua Industries Limited, or Chiaphua, in the US District Court for the Eastern District of Tennessee, alleging that by its termination of a non-exclusive Manufacturing and Sales Agreement with Chiaphua dated April 2004, we have breached the contract and have interfered with certain advantageous business relationships with Chiaphua in connection with its supply of HVAC units to us. The complaint does not specify an amount of damages. A Motion to Dismiss the Complaint was filed on March 5, 2007 and the plaintiff subsequently filed an amended complaint. On May 7, 2007, the Company filed its reply brief in support of the Motion to Dismiss the First Amended Complaint. The plaintiff then filed an Amended Complaint, and the Company filed an Amended Motion to Dismiss. On August 2, 2007, the Company’s motion to dismiss was denied. On August 22, 2007, the Company filed its Answer and Counterclaim to the Amended Complaint. The parties have completed the voluntary exchange of information and documents required under the Federal Rules of Civil Procedure and have exchanged initial requests for production of documents and interrogatories. The case has been set for trial the week of November 3, 2008. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position; however, management cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on the Company’s financial condition.
During 2005 and 2006, the Company maintained professional services contracts with PB Constructors, Inc., or PB, a shareholder and a vendor, for consulting and construction program management services. On April 13, 2007, PB and its affiliate, CTV Holdings, Inc., or CTVH, served a complaint alleging, among other things, that, by making payments in stock instead of in cash, the Company had failed to satisfy its payment obligations under a Program Management Services Agreement, dated August 17, 2004, an Agreement for Professional Services, dated November 29, 2004, and an Agreement for Professional Services, dated January 1, 2006. PB also alleged that by having the Company’s internal staff perform construction program management services, the Company had deprived it of the material benefits of its agreements with the Company. PB is seeking damages for $23 million, including $20 million of alleged loss of profits. On May 29, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia requesting that the claims be arbitrated in Knoxville, Tennessee. On May 31, 2007, the Company filed a motion in the Supreme Court of the State of New York to compel arbitration of the claims in the complaint and to stay the action pending arbitration. On October 4, 2007, the Supreme Court granted the Company’s motion to compel PB to arbitrate all of their claims against the Company and to stay the action pending the outcome of the arbitration. With respect to CTVH’s single claim, the Supreme Court granted a stay of the action pending determination by the arbitrators on whether CTVH is a Necessary Party within the meaning of the Program Management Services Agreement. The parties have reactivated arbitration of the case filed by the Company with the AAA on May 29, 2007. PB has filed a $23 million counterclaim based on the same facts alleged in the New York litigation. The issues in the arbitration are identical to those described above, other than those relating to CTVH, which was not compelled to arbitrate with the Company. The AAA has circulated several lists of potential arbitrators, but the arbitrator selection process is not complete. The Company and PB have tentatively agreed to an informal mediation of the parties’s claims and positions, but no date has been set for mediation or for the hearing in the arbitration. The Company will vigorously defend its position; however, management cannot predict the outcome of this proceeding, and cannot predict whether the outcome will have a material adverse effect on the Company’s financial condition.

On February 29, 2008, an employee at the Watt Road location in Knoxville, Tennessee filed suit in the Chancery Court of Knox County claiming age discrimination, gender discrimination and retaliation. The Company has not been served with process as of the date of this report, but obtained a copy of the complaint on March 26, 2008, and has yet to file an answer or retain outside counsel. The Company believes the complaint to be baseless and without merit and intend to vigorously defend the allegations.
The Company is subject to various legal proceedings which arise in the ordinary course of its business. Management believes that the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.
In September 2007, the Company renewed its employment agreements with certain executive officers for an additional three years. The agreements require, among other things, that the officers will adhere to confidentiality and noncompete requirements, and that in certain circumstances, they will be paid eighteen months salary if their employment is terminated prior to the term of their contract. The agreements also provide for payment of $1.0 million each should the Company undergo a change in control.
13. Subsequent events
Subsequent to December 31, 2007, the Company wrote off $1.2 million of deferred offering costs associated with its proposed the sale of its common stock in an initial public offering.