Form 10-K/A
period 2007-12-31
IDLEAIRE TECHNOLOGIES CORP
filed 2008-04-30
CIK 1162298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2008, the issuer had 49,481,964 shares of common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Part IV of the Annual Report on Form 10-K of IdleAire Technologies Corporation (the “Company”), as filed by the Company on April 15, 2008 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14 and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. All of the information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.
     This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

IdleAire Technologies Corporation
Form 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information on our executive officers and directors as of December 31, 2007.

			Term on board of
Name	Age	Position	Directors

Executive Officers
Michael C. Crabtree(1)(5)	57	President, Chief Executive Officer and Chairman of the Board of Directors	2000 to present
Tom Badgett (6)	63	Chief Information Officer, Co-Founder, Secretary and Former Director	2000 to October 2007
James H. Price	41	Senior Vice President, General Counsel and Former Director	2000 to October 2007
Lynn R. Youngs	49	Chief Operating Officer	N/A
Paul W. Boyd	49	Chief Financial Officer and Treasurer	N/A

Other Directors
Lana R. Batts(2)(3)(4)	60	Director	2001 to present
David G. Everhart(1)	53	Former Chief Operating Officer, Co-Founder, and Director	2000 to present
Dan H. Felton III (2)(3)(4)(5)	61	Director	2003 to present
Lewis Frazer III(2)(3)(4)(5)	43	Director	April 2007 to present
Steve H. Kirkham	61	Director	2004 to present
Thomas F. (Mack) McLarty III	62	Director	May 2006 to present

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Leadership Development and Compensation Committee

(4)	Member of Corporate Governance and Nominating Committee

(5)	Member of Offering Committee

(6)	Resigned as Chief Information Officer effective January 29, 2008
Michael C. Crabtree has served as our President, Chief Executive Officer and Chairman of the Board of Directors since joining us in August 2000. From February 1999 to September 1999, Mr. Crabtree was a founding shareholder, member of the board of directors, Chief Operating Officer and President of the Southeast Group of OneMain.com (Nasdaq: ONEM), an Internet service provider based in Reston, Virginia. From December 1994 to March 1999, Mr. Crabtree served as Chairman of the Board of Directors and Chief Executive Officer of United States Internet, Inc., which was acquired by OneMain.com in March, 1999. Mr. Crabtree also served as a co-founder and former vice president of CTI Molecular Imaging, Inc. (Nasdaq: CTMI) from 1983 to 1989 and a board director from 1983 to 2002. Mr. Crabtree was also employed by the National Aeronautics and Space Administration, or NASA, during 1969 to 1972 and a member of the NASA Kennedy Space Center launch teams for Saturn-Apollo 12, 13 and 15 moon missions. He currently serves on the boards and/or various committees of the following private organizations: East Tennessee Children’s Hospital, East Tennessee Foundation, Corridor Park Development Corporation and Gurley Lake Land & Cattle Co. Mr. Crabtree received Bachelor of Science and Master of Science degrees in Electrical Engineering and an Executive MBA, all from the University of Tennessee.

J. Tom Badgett is a co-founder and served as our Chief Information Officer until January 29, 2008, and served as Secretary and a director until October 2007. Prior to joining us, Mr. Badgett was co-founder, Chief Information Officer and Secretary of United States Internet, Inc., where his duties included press relations, corporate communications and technical strategies from 1993 to 1999. In addition, he designed, implemented and managed United States Internet, Inc.’s technical support division. Mr. Badgett holds a Bachelor of Arts degree in Language from the University of Tennessee and a Master of Arts in Documentary Film from the University of Tennessee.
James H. Price serves as our Senior Vice President, General Counsel and served as a director until October 2007. Prior to joining us, Mr. Price was a shareholder with the Knoxville, Tennessee law firm of Kennerly, Montgomery & Finley. While with Kennerly, Montgomery & Finley, Mr. Price’s practice was devoted to transactional work, including business formation, taxation, reorganization, estate planning and other tax planning, and included a representation of municipal and governmental clients. Mr. Price is a graduate of the University of Tennessee College of Law. Mr. Price received his Bachelor of Science Degree in Business Administration with a major in Accounting from the University of Tennessee in 1988. Mr. Price is a Certified Public Accountant and a member of the Knoxville and Tennessee Bar Associations, the Knoxville Estate Planning Council, the Tennessee Society for Certified Public Accountants and the American Institute for Certified Public Accountants.
Lynn R. Youngs serves as our Executive Vice President and effective November 2006, also as our Chief Operating Officer. Prior to joining us in August 2005, Mr. Youngs served as Vice President, Store Operations, from 1994 to 2005, and Director, Procurement & Administration, from 1993 to 1994 for Goody’s Family Clothing, Inc. (Nasdaq: GDYS), a $1.3 billion apparel retailer with over 370 stores located in 22 states, where he was responsible for procurement, store communications, store facilities, customer relations, supplies and budgeting. From 1992 to 1993, Mr. Youngs was Vice President, Sales and Marketing, Concorde Technologies, Inc. From 1985 to 1992, Mr. Youngs served as Chief Financial Officer, Controller and Manager, Governmental & Commercial Contracts for Perceptics Corporation, then a Westinghouse subsidiary. From 1980 to 1985, Mr. Youngs was a Sr. Product Accountant for Aluminum Corporation of America, or ALCOA (NYSE: AA). Mr. Youngs has also taught since 1993 at the University of Tennessee’s Graduate Business Program including courses such as “Management of New Ventures.” Mr. Youngs received a Bachelor of Business Administration and a Master of Business Administration from the University of Tennessee and is a Certified Public Accountant in the State of Tennessee.

Paul W. Boyd serves as our Chief Financial Officer and Treasurer. Prior to joining us in January 2001, Mr. Boyd served as a Regional Financial Director for OneMain.com from March 1999 to December 2001. Mr. Boyd was also the Chief Financial Officer for United States Internet, Inc. from January to March 1999. From 1996 to 1999, Mr. Boyd served as Treasurer for Clayton Homes, Inc., which manufactures, sells, insures and leases lots for manufactured housing. Mr. Boyd has an accounting degree from the University of Houston, is a Certified Public Accountant in the State of Tennessee and is a member of the Tennessee Society for Certified Public Accountants and the American Institute for Certified Public Accountants.
Lana R. Batts serves as one of our directors. Ms. Batts is Managing Partner in Transportation Capital Partners, LLC, a consulting firm specializing in transportation and M&A. From 1994 to 2000, Ms. Batts served as President of the Truckload Carriers Association, which has 1,000 truckload carrier and supplier members. From 1992 to 1994, Ms. Batts served as Chief Executive Officer of the American Financial Services Association. Ms. Batts serves on the boards of directors of three private companies: PeopleNet Communications Corporation, Seabridge, Inc. and the Transportation Costing Group, Inc. Ms. Batts has a Bachelor of Arts degree in Political Science from the University of Montana and Master of Arts degree in Politics and Public Affairs from the University of Miami.
David G. Everhart is a co-founder and served as our Chief Operating Officer until he retired in October 2006. He continues to serve as a director. Previously, Mr. Everhart served as Executive Vice President of Strategic Relationships for PhoneOnline, Inc. and was a member of its advisory board from November 1993 to June 1999. Prior to joining PhoneOnline, Inc., Mr. Everhart was a co-founder, Chief Operating Officer and a director of United States Internet, Inc. Mr. Everhart studied engineering and technical design at Sarasota Junior College and computer technology at Madisonville Community College.
Dan H. Felton III serves as one of our directors. Judge Felton has been a practicing attorney for 34 years in Marianna, Arkansas, specializing in estate planning, real estate transactions, and small business counseling; served 32 years as a District Court Judge; and has served as counsel for 12 years for a regional truckload carrier. Judge Felton serves as secretary of Dan Felton & Co. Inc. and of Felton Properties, agricultural and investment businesses. In addition, he serves as a board member of the following: Safe Foods Corporation, President’s Arkansas Advisory Council for Winrock International, and St. Francis Levee District. Judge Felton received his Bachelor of Science, Bachelor of Arts and Jurist Doctorate degrees from the University of Arkansas.

Lewis Frazer III serves as one of our directors. Mr. Frazer is a co-founder, President and CEO of Wintellect, a software consulting and education firm recognized by Microsoft as one of the leading training companies for Windows and .NET technologies. Prior to founding Wintellect in 2000, Mr. Frazer served as Executive Vice President and Chief Financial Officer for Regal Cinemas, where he was responsible for the financial, accounting and MIS functions of the world’s largest and fastest growing theatre circuit. Mr. Frazer led Regal Cinemas through its initial public offering in 1993, was responsible for pursuing and negotiating mergers and acquisitions, and establishing and maintaining relationships with both senior debt holders and investment bankers and led all aspects of public equity and debt offerings. He served in that role for six years until the company was sold to two leveraged buyout firms in 1998 at a valuation of $1.5 billion. Mr. Frazer received his BBA in Business from East Tennessee State University.
Steve H. Kirkham serves as one of our directors. Mr. Kirkham is an entrepreneur from Kingston, Tennessee. Mr. Kirkham is the owner of Rocky Top Markets, a regional convenience store and gasoline chain in the East Tennessee area. Previously Mr. Kirkham was President of Harriman Oil Company from 1978 to 1998 when he purchased full ownership of Rocky Top Markets. Also during that same time period he served as President of Southeastern Lubricants and Rocky Top Markets, Inc. Currently Mr. Kirkham serves as Chairman-elect of the Shell Oil Company National Wholesale Council, Chairman of the Roane County Industrial Board, and is a past Chairman of the Tennessee Grocers Association. Mr. Kirkham is also currently developing several shopping centers along with other commercial real estate. He has been and still is very active in many volunteer organizations in the area. Mr. Kirkham is a graduate of Tennessee Technological University in Cookeville, Tennessee, where he received a B.S. in Business Administration.
Thomas F. (Mack) McLarty III serves as one of our directors. Since 1998, Mr. McLarty has been chairman of McLarty Companies and the president of Kissinger McLarty Associates, an international advisory firm formed in partnership with former Secretary of State Henry Kissinger. Prior to 1998, Mr. McLarty worked with President Clinton in several key positions: Chief of Staff, Counselor to the President, and Special Envoy for the Americas, with over five years of service in the President’s Cabinet and on the National Economic Council. Mr. McLarty was appointed to two Presidential commissions by President George W. Bush and served President Carter as a member of the Democratic National Committee. Mr. McLarty previously served as CEO of Arkla, Inc., a Fortune 500 natural gas company, and was a member of the St. Louis Federal Reserve Board. Mr. McLarty serves as senior adviser to the Carlyle Group, a private equity firm and senior adviser to the law firm Covington & Burling. Mr. McLarty graduated with honors from the University of Arkansas.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish the Company with copies of the Section 16(a) reports which they file.
To the best of the Company’s knowledge, all Section 16(a) filing requirements applicable to the Company’s officers and directors were complied with. The following table provides information on Form 4s filed late during 2007.

Form
Should
			Transaction		Have Been
Name	Position	Transaction	Date	Form Filed	Filed
Michael C. Crabtree	President, Chief Executive Officer and Chairman of the Board of Directors	Option Grant	7/23/2007	8/16/2007	7/25/2007

James H. Price	Senior Vice President, General Counsel and Director	Option Grant	7/23/2007	8/16/2007	7/25/2007

James H. Price	Senior Vice President, General Counsel and Director	Option Exercise	9/20/2007	9/25/2007	9/24/2007

Paul W. Boyd	Chief Financial Officer and Treasurer	Option Grant	7/23/2007	8/16/2007	7/25/2007

Lynn R. Youngs	Chief Operating Officer	Option Grant	8/10/2007	8/16/2007	8/14/2007

Lori R. Noll	Chief Accounting Officer	Option Grant	7/23/2007	8/16/2007	7/25/2007

Lana R. Batts	Director	Restricted Shares Grant	5/10/2007	5/21/2007	5/14/2007

Dan H. Felton III	Director	Restricted Shares Grant	5/10/2007	5/21/2007	5/14/2007

Steve H. Kirkham	Director	Grant of Either Restricted Shares or Warrants	5/10/2007	5/21/2007	5/14/2007

Thomas F. (Mack) McLarty III	Director	Grant of Either Restricted Shares or Warrants	5/10/2007	5/21/2007	5/14/2007
Code of Ethics
In addition to adopting a code of business conduct for all employees and any other party acting on behalf of the Company, the Company has adopted a code of ethics for its chief executive officer and financial officers, as well as a code of ethics for the members of its board of directors. These documents were filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 12, 2007. Copies of the documents are also available without charge by contacting the Company’s Investor Relations department at (865) 437-3640.
Violations of or non-compliance with any of the three codes of ethics may be confidentially and anonymously reported through IdleAire’s Speak Up! Program via telephone or email, in the following manner:
•	Email speakup@idleaire.com,

•	Telephone, from any phone dial 865-437-1411, from a Corporate IP phone dial extension 1411, from a site phone dial *611 from a module or 3660 from the Cisco phone then press 2 at the first prompt enter 1411, and for a toll free call dial 1-877-738-7024 then press 2 at the first prompt enter 1411,

•	Mail, IdleAire Speak Up! Program, P.O. Box 31074, Knoxville, TN 37930-1074.

Audit Committee and Audit Committee Financial Expert
Our audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to our accounting and financial reporting processes. Our audit committee has a written charter which is evaluated at least on an annual basis. Based on its current charter, the audit committee is responsible for, among other things:
•	reviewing the policies and procedures adopted to fulfill our responsibilities regarding the fair and accurate presentation of financial statements in accordance with GAAP and applicable rules and regulations of the SEC;

•	overseeing our accounting and financial reporting processes and audits of our financial statements;

•	reviewing and discussing reports from our independent registered public accounting firm regarding: (a) all critical accounting policies and practices we use; (b) all alternative treatments of financial information within GAAP that have been discussed with management, including ramifications of the use of such alternative disclosures and treatments and the treatment preferred by the independent registered public accounting firm; and (c) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

•	reviewing and discussing with management our audited financial statements and reviewing with management and our independent registered public accounting firm our financial statements (including disclosures made under “Management’s discussion and analysis of financial condition and results of operations”) prior to the filing with the SEC of any report containing such financial statements;

•	preparing and approving the report required by the rules of the SEC to be included in our annual proxy statement;

•	being responsible for the appointment, compensation, retention and oversight of our independent auditors;

•	reviewing our annual audited financial statements with management, including any major issues regarding accounting and auditing principles and practices, and reviewing management’s evaluation of the adequacy and effectiveness of internal controls that could significantly affect our financial statements, as well as the adequacy and effectiveness of our disclosure controls and procedures and management’s reports;

•	reviewing major changes to our auditing and accounting principles and practices as suggested by our independent registered public accounting firm or management;

•	reviewing significant reports with management and management’s responses;

•	advising our board of directors with respect to our policies and procedures regarding compliance with applicable laws and regulations; and

•	reviewing all related party transactions for potential conflict of interest situations on an ongoing basis and approving all such transactions (if such transactions are not approved by another independent body of our board of directors).
Our audit committee is currently comprised of Mr. Felton and two independent, non-employee directors, namely, Mrs. Batts and Mr. Frazer. Other than Mr. Felton, all members of our audit committee are independent under the current requirements of the SEC rules and the Nasdaq Marketplace Rules. Mr. Frazer serves as the chairman of our audit committee. Our board of directors has affirmatively determined that each of the current members of our audit committee are “financially sophisticated” and that Mr. Frazer has all the necessary attributes to be an “audit committee financial expert” under the SEC rules and the Nasdaq Marketplace Rules. Stockholders should understand that this designation does not impose upon Mr. Frazer any duties, obligations or liability that are greater than what are generally imposed on him as a member of the audit committee and our board of directors, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee of the Board. Our audit committee met or acted by unanimous consent three times during 2007. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Item 11. Executive Compensation
Summary compensation table
The following table sets forth certain information regarding compensation we paid to our named executive officers for fiscal year 2007:

				All other
Name and principal position	Year	Salary	Option awards (1)	compensation	Total Compensation
Michael C. Crabtree	2007	$290,044	$71,847	$1,548	$363,439
President, Chief Executive Officer and Chairman of Board	2006	233,433	43,621	1,548	278,602

Lynn R. Youngs	2007	202,087	57,982	374	260,443
Chief Operating Officer	2006	152,187	2,340	360	154,887

J. Thomas Badgett	2007	195,935	—	2,376	198,311
Chief Information Officer and Secretary	2006	201,847	—	2,651	204,498

James H. Price	2007	210,223	35,703	4,007	249,933
Senior Vice President and General Counsel	2006	192,800	25,171	4,671	222,642

Paul W. Boyd	2007	199,713	35,703	280	235,696
Chief Financial Officer	2006	149,048	25,171	270	174,489

(1)	Amounts shown in this column are based on grant-date fair values calculated in accordance with FAS 123(R) disregarding estimate of forfeitures related to service-based vesting conditions. See information on assumptions made in valuation in notes 2 and 9 to our December 31, 2007 financial statements included in the Company’s Form 10-K filed with the SEC on April 15, 2008. There were no forfeitures of stock options by the executives listed in the table above during 2007.
Our compensation methodology
The key components of our executive compensation program are currently:
•	base salary;

•	equity incentives;

•	severance benefits;

•	change in control benefits;

•	life and health insurance benefits;

•	long-term disability benefits; and

•	retirement benefits.

We currently do not provide cash bonuses to our named executive officers and employees. However, in the future, we intend to expand our executive compensation program to include cash incentives. Therefore our current senior management agreements with senior executives have the flexibility to provide cash bonuses.
The compensation committee annually reviews total compensation and determines the appropriate level for each component based in part, but not exclusively, on competitive benchmarking consistent with our size and stage of growth, internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.
The compensation committee believes it is important to gather information from numerous internal and external sources, including information from an outside compensation specialist, who provides information regarding the compensation practices of companies of similar size and stage of growth, recommendations of the chief executive officer and additional information available from public sources. The compensation committee believes that while many factors should be considered, benchmarking is important especially when determining what compensation is adequate to attract and retain executives.
The compensation committee most recently reviewed compensation in July 2007. Prior to the compensation committee meeting, the chief executive officer reviewed information from the outside compensation specialist with our vice president for human resources along with a member of the compensation committee to provide recommendations to be given to the entire compensation committee.
Base salary
We provide the named executive officers and other executives with base salaries that we believe enable us to attract and retain the right individuals in a competitive environment and to reward individual performance related to our overall business objectives. While we are not aware of any direct competitors, we take into account the base compensation that is payable by companies that we believe to be of similar size and stage of growth and by other public companies with which we believe we generally compete for executives.
Equity incentives
We believe that for companies of our size and stage of growth, equity awards are a significant compensation-related motivator in attracting and retaining executive-level employees. Accordingly, we have provided our named executive officers and other executives with long-term equity incentive awards that provide incentives to those individuals to stay with us for long periods of time, which in turn should provide us with greater stability over such periods than we would experience without such awards.

We grant equity incentives to our named executive officers and other employees under our Amended and Restated 2000 Stock Incentive Plan, which we refer to as the 2000 Incentive Stock Plan. Historically, all of our long-term equity compensation awards have been in the form of stock options.
We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record compensation expense over the vesting period of the award. All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date.
Generally, we grant long-term equity awards to our named executive officers upon commencement of their employment. Additionally, from time to time, we grant subsequent long-term equity awards to our named executive officers based upon a number of factors, including: rewarding executives for superior performance, maintaining a sufficient number of unvested long-term equity awards as a means to retain the services of such executives, providing increased motivation to such executives and ensuring that the total compensation provided by our long-term equity awards are competitive with those of other companies competing for our named executive officers.
Each option typically vests 25% after 90 days, with the remainder vesting 33% over the succeeding three year period. Our stock options have a 10-year contractual term. In general, the option grants are also subject to post-termination and change in control provisions. These terms are more fully described below in “—Employment agreements.”
Change in control and severance benefits
We provide the opportunity for certain of our named executive officers to receive additional compensation or benefits under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain the best possible executive talent. Our severance and change in control provisions for certain of our named executive officers are summarized below in “—Employment agreements.” Our analysis indicates that our severance and change in control provisions are competitive with general industry packages.
Executive benefits and perquisites
We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. We do not currently provide a match on any eligible employee contributions to our 401(k) plan. We believe these benefits and perquisites are currently not above median competitive levels for comparable companies and are beneficial in attracting and retaining executive talent.

Employment agreements
Since 2002, we have had senior management agreements with Michael C. Crabtree, J. Thomas Badgett and James H. Price (and until his resignation on October 31, 2006, with David G. Everhart). The current senior management agreements were entered into as of September 12, 2007, and at this time we also entered into a senior management agreement with Lynn R. Youngs, our chief operating officer and Paul W. Boyd, our chief financial officer. Other than with respect to annual base salary, the current senior management agreements have identical terms as described below:
Term. The term of each current senior management agreement ends on September 12, 2010, provided that the term of the agreement will automatically renew until September 12, 2012, unless we or the executive notifies the other in writing at least 60 days prior to the expiration of the term of their desire to terminate the agreement.
Annual base salary. Each senior management agreement provides for an annual base salary, subject to annual increases as provided by the board of directors. Effective September 12, 2007, these annual base salaries are as follows:

Executive	Position	Base Salary

Michael C. Crabtree	President, Chief Executive Officer and Chairman of the Board of Directors	$250,000

Lynn R. Youngs	Chief Operating Officer	$204,750

James H. Price	Senior Vice President, General Counsel and Director	$189,750

Paul W. Boyd	Chief Financial Officer and Treasurer	$182,500
Annual bonus eligibility. The senior management agreements provide that the executive is eligible to receive an annual bonus (commencing with the fiscal year ending December 31, 2007).
Termination payments. If we terminate the executive’s employment for any reason other than for cause (as defined in the senior management agreement) or if the executive terminates his or her employment for good reason (as defined in the senior management agreement), the executive will receive severance benefits equal to 18 months of salary, accrued bonus and insurance benefits. In addition, all of the executive’s options will vest in accordance with their terms without reference to continuing employment.
Change in control payments. If a change in control (as defined in the senior management agreement) occurs, the executive will be deemed terminated, and if our stock is not readily tradable on an established securities market at the time of the change in control, and the shareholder approval required by the Internal Revenue Code has been obtained prior to the change in control, the executive will be entitled to receive $1,000,000 in lieu of the termination payments described above under “Termination Payments.” If our stock is readily tradable or the required shareholder approval has not been obtained, then the executive will be entitled to receive 299% of his or her “base amount” (as determined under the “golden parachute” rules in the Internal Revenue Code) at the time of the change in control.

Non-competition, confidentiality and non-solicitation. The senior management agreement restricts the executive from competing with us, disclosing our confidential information and soliciting any of our customers or employees for a period of three years following termination.
Potential payments upon termination of employment
The table below shows the estimated amount of payments and benefits that we would provide to the named executive officers assuming that their employment was terminated as of December 31, 2007 by us without cause or by the officer with good reason, or deemed terminated following a change in control as of December 31, 2007.

				Continuation of
	Salary	Cash Severance		medical and welfare	Accelerated vesting	Total termination
(in thousands)	Continuation	Bonus	Lump Sum	benefits	of stock options	benefits

Michael C. Crabtree
Termination without cause or for good reason	$375,000	—	n/a	$15,878	n/a	$390,878
Termination following change in control (1)	n/a	n/a	$747,500	n/a	n/a	$747,500

Lynn R. Youngs
Termination without cause or for good reason	$307,125	—	n/a	$11,406	n/a	$318,531
Termination following change in control (1)	n/a	n/a	$612,203	n/a	n/a	$612,203

James H. Price
Termination without cause or for good reason	$284,625	—	n/a	$9,915	n/a	$294,540
Termination following change in control (1)	n/a	n/a	$567,353	n/a	n/a	$567,353

Paul W. Boyd
Termination without cause or for good reason	$273,750	—	n/a	$15,227	n/a	$288,977
Termination following change in control (1)	n/a	n/a	545,675	n/a	n/a	$545,675

(1)	If immediately before the change in control event, our stock is readily tradable on an established securities market and the shareholder approval required under the Internal Revenue Code is obtained, the officer will be entitled to receive $1,000,000 in lieu of the payment described above.

Outstanding equity awards at December 31, 2007
The following table provides information regarding unexercised options for our named executive officers that remain outstanding at December 31, 2007.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised options	unexercised options	Option exercise	Option expiration
Name	# Exercisable	# Unexercisable	price	date
Michael C. Crabtree	750,000	—	$1.80	8/16/2012
	35,000	90,000	$0.82	4/1/2016
	43,750	131,250	$2.21	7/23/2017

	828,750	221,250

Lynn R. Youngs	72,000	48,000	$4.00	8/8/2015
	60,000	40,000	$5.00	8/8/2015
	5,750	5,750	$0.66	4/1/2016
	33,750	101,250	$2.21	8/10/2017

	171,500	195,000

J. Thomas Badgett	—	—	—	—
James H. Price	250,000	—	$1.80	8/16/2012
	65,000	40,000	$0.82	4/1/2016
	21,250	63,750	$2.21	7/23/2017

	336,250	103,750

Paul W. Boyd	100,000	—	$1.00	1/24/2011
	200,000	—	$1.80	8/16/2012
	65,000	40,000	$0.82	4/1/2016
	21,250	63,750	$2.21	7/23/2017

	386,250	103,750

Total	1,722,750	623,750

Compensation of directors
The following table gives information concerning the compensation of the non-employee members of our board of directors during the fiscal year ended December 31, 2007.

	Fees earned
	or paid
Name	in cash	Stock Awards	Total
Lewis Frazer	$18,500	$14,733	$33,233
Thomas F. (Mack) McLarty, III	11,250	14,733	25,983
Dan H. Felton III	16,000	14,733	30,733
Steve H. Kirkham	13,500	14,733	28,233
Lana Batts	14,750	14,733	29,483
David Gill (1)	7,500	22,100	29,600

Total	$81,500	$95,765	$177,265

(1)	Mr. Gill ceased to be a director as of May 10, 2007.
On April 5, 2006, the board of directors approved a new Director Compensation Policy whereby all board of director members are entitled to receive reimbursement for reasonable travel expenses incurred. Independent directors are entitled to receive a $10,000 annual retainer, to be paid quarterly. The chairman of the audit committee is entitled to receive an additional $10,000, to be paid quarterly. Independent directors are also entitled to receive $1,000 for attending each board of director meeting in person and $250 for attending each board of director meeting telephonically. Independent directors also receive $500 for each committee meeting attended.
In addition to cash fees, travel reimbursement, and an annual retainer, independent directors are entitled to receive share-based compensation at the first meeting following their initial election to the board of director, and annually thereafter. Specifically, non-employee directors have the right to receive either a warrant to purchase 10,000 shares of common stock, or 10,000 shares of restricted stock. In May 2007 we reserved for issuance 100,000 shares of common stock under our Director Compensation Policy, of which 40,000 shares of our common stock in the form of restricted stock awards are outstanding.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of December 31, 2007, certain information with respect to the beneficial ownership of our common stock and preferred stock by (i) any person known by to us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of the named executive officers; (iii) each director; and (iv) all current directors and executive officers as a group. Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the footnotes following the table.

As of December 31, 2007, there were 49,481,964 shares of common stock and 34,211,254 shares of preferred stock outstanding. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder. The preferred stock has voting rights equal to the common stock on an as-converted basis, subject to the limitations on conversion described below.
The number and percentage of shares beneficially owned has been calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, or the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which each security holder has sole or shared voting power or investment power and also any shares which the security holder has the right to acquire within 60 days. For purposes of the table below, we deem shares subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2007 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.
IdleAire Technologies Corporation Large Shareholders as of December 31, 2007

	# of		% of	# of		% of	# of		% of	# of	% of	% of
	Common		Common	Series A		Series A	Series B		Series B	Series C	Series C	Total
Name and Address	Stock		Stock	Preferred		Preferred	Preferred		Preferred	Preferred	Preferred	Stock
of Beneficial Owner	Owned		Owned	Owned		Owned	Owned		Owned	Owned	Owned	Owned

5% Stockholders
Goldman Sachs** 30 Hudson Street Jersey City, NJ 07302	10,761,339		17.9%	—		—	—		—	—	—	11.4%
Randy Massey 3636 Martin Mill Pike PO Box 9054 Knoxville, TN 37940	8,827,167	(1)	17.8%	—		—	—		—	—	—	10.5%
A.C. Wilson 680 Reliance Road Tellico Plains, TN 37385	6,803,968	(2)	13.7%	—		—	—		—	—	—	8.1%
Jefferies & Company** Harborside Financial Center 705 Plaza 3 Jersey City, NJ 07311	6,770,691		12.0%	—		—	—		—	—	—	7.5%
Bear Stearns Securities Corp.** 1 Metrotech Center 4th Floor Brooklyn, NY 11201	5,216,015		9.5%	—		—	—		—	—	—	5.9%
State Street Bank & Trust** 1776 Heritage Drive North Quincy, MA 02171	5,935,570		10.7%	—		—	—		—	—	—	6.6%
BOAS/LONDN** 100 W 33rd Street, 3rd Floor New York, NY 10001	4,992,328		9.2%	—		—	—		—	—	—	5.6%
JPMorgan Chase Bank** Proxy Services 14201 Dallas Pkwy STE 12 Dallas, TX 75254	4,773,973		8.8%	—		—	—		—	—	—	5.4%
Idle Arkansas Investors c/o Dan Felton 6 West Chestnut Street Marianna, AR 72360	—		—	3,164,200		18.4%	1,348,600		10.7%	—	—	5.4%
Parsons Brinckerhoff Infrastructure Development Company (3) CTV Holdings c/o PB Constructors, Inc. One Penn Plaza New York, NY 10119	—		—	—		—	—		—	800,000 (4)	17.9%	1.0%

Named Executive Officers and Directors
Michael C. Crabtree	3,247,919	(5)	6.5%	13,888		*	—		—	—	—	3.9%
David G. Everhart	6,122,944	(6)	12.4%	—		—	—		—	—	—	7.3%
J. Thomas Badgett	7,191,139	(7)	14.5%	—		—	—		—	—	—	8.6%
James H. Price	1,062,765	(8)	2.1%	—		—	—		—	—	—	1.3%
Paul W. Boyd	386,350		*	—		—	—		—	—	—	0.5%
Lynn R. Youngs	179,470		*	—		—	—		—	—	—	0.2%
Lana R. Batts	40,000	(9)	*	13,888	(10)	*	25,000		*	—	—	*
Dan H. Felton III	502,489	(11)	1.0%	3,164,200	(12)	18.4%	1,348,600	(13)	10.7%	—	—	6.0%
Lewis Frazer III	15,000	(14)	*	—		—	—		—	—	—	*
Thomas F. McLarty	20,000	(15)	*	—		—	—		—	—	—	*
Steve Kirkham	193,708	(16)	0.4%	113,813		*	—		—	—	—	*
All directors and executive officers as a group	18,961,784		36.5%	3,305,789		19.3%	1,373,600		10.9%	—	—	27.5%

*	Less than 1%.

**	Amounts include warrants which are exercisable into 126.9505 shares of our common stock.

(1)	This amount includes warrants which are excercisable into 43,083 shares of our common stock.

(2)	This amount includes warrants which are excercisable into 43,083 shares of our common stock.

(3)	Parsons Brinckerhoff Infrastructure Development Company (“PBIDC”) is the holding company of CTV Holdings, Inc. and PB Constructors, Inc. (“PB”). Shares held by CTV Holdings, Inc. and PB Constructors, Inc. are deemed to be beneficially owned by PBIDC.

(4)	All 800,000 shares are currently held by CTV Holdings, Inc. Additionally, we have tendered 485,000 shares to PB in satisfaction of certain payment obligations in accordance with terms of certain agreements. Because the terms of the agreements pursuant to which these shares were tendered are currently under dispute, the shares are not considered outstanding for the purpose of the above table.

(5)	This amount includes 1,141,667 shares of common stock held by Crabtree Ventures, LLC and options exercisable into 785,000 shares of common stock. Mr . Crabtree serves as the Chief Manager of Crabtree Ventures, LLC and is deemed to have the sole voting and dispositive power over the shares held by Crabtree Ventures, LLC.

(6)	This amount includes 783,332 shares of common stock held by IdleAire Associates Limited Partnership of which Mr. Everhart is the General Partner and warrants which are excercisable into 43,083 shares of our common stock.

(7)	This amount includes warrants which are excercisable into 43,083 shares of our common stock.

(8)	This amount includes options exercisable into 315,000 shares of common stock.

(9)	This amount includes warrants which are excercisable into 20,000 shares of common stock as well as 20,000 shares of restricted stock or warrants which are exercisable into 20,000 shares of our common stock granted through our Director Compensation Policy.

(10)	These shares are held in the name of Batts & Associates LLC, of which Mrs. Batts is a member.

(11)	This amount includes (i) 482,489 shares held by 1989 Dan H. Felton III Trust of which Mr. Felton has the voting and dispositive power over the shares and (ii) 20,000 shares of restricted common stock granted through our Director Compensation Policy.

(12)	This amount includes 3,164,000 shares of Series A Preferred Stock held by Idle Arkansas Investors, of which Mr. Felton, as Managing Partner, has the voting and dispositive power over the shares held by Idle Arkansas Investors.

(13)	This amount includes 1,348,600 shares of Series B Preferred Stock held by Idle Arkansas Investors, of which Mr. Felton, as Managing Partner, has the voting and dispositive power over the shares held by Idle Arkansas Investors.

(14)	This amount includes 10,000 shares of restricted common stock granted through our Director Compensation Policy.

(15)	This amount includes 20,000 shares of restricted stock or warrants which are exercisable into 20,000 shares of our common stock granted through our Director Compensation Policy.

(16)	This amount includes 20,000 shares of restricted stock or warrants which are exercisable into 20,000 shares of our common stock granted through our Director Compensation Policy.
Equity Compensation Plan Information
Set forth below is information as of December 31, 2007 regarding our equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,953,414	$2.00	1,923,186
Equity compensation plans not approved by security holders	—	n/a	—

Total	4,953,414		1,923,186

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions since January 1, 2007, to which we have been a participant in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or entities affiliated with them had or will have a direct or indirect material interest.
Transactions with stockholders
We are party to an exclusive supply agreement with Cutler-Hammer Inc., a wholly-owned subsidiary of Eaton Corporation, a shareholder, to supply various electrical components and intelligent trusses. This agreement expires in April 2008 but automatically renews if earlier notice of termination is not given. During 2007, we issued purchase orders to this supplier totaling $0.6 million. We made payments to this supplier shareholder of $6.5 million and $43.9 million in 2007 and 2006, respectively. At December 31, 2007, the Company owed this related party supplier $0.1 million, and had a remaining deposit balance of $10.9 million to be applied toward future purchases. The Company owed this related party supplier $1.1 million, and had a remaining deposit balance of $14.1 million to be applied toward future purchases at December 31, 2006. Additionally, the Company sold $0.2 million of component parts to this supplier at its cost, which is included in Accounts Receivable—Related Parties balance at December 31, 2006, shown in the balance sheet included in the Annual Report on Form 10-K of the Company filed on April 15, 2008.

During 2006, we entered into an exclusive agreement with a supplier, TPK Solutions, Inc. that is managed and partially-owned by a shareholder; the agreement provides for the purchase of certain service module components at an agreed-upon price, and expires in September 2009. This agreement supersedes a previous agreement with another company within the same controlled group. We made payments of $1.5 million and $0.4 million pursuant to these agreements in 2007 and 2006, respectively.
During 2005 and 2006, we maintained professional services contracts with PB Constructors, Inc. and related entities, collectively referred to as PB, for consulting and construction program management services valued at $2.7 million and $0.5 million, respectively. We made cash payments to PB of $0.1 million in 2007. At December 31, 2007 and 2006, we owed PB $1.5 million and $1.6 million, respectively. In May 2005, we and PB entered into a securities purchase agreement pursuant to which PB purchased 985,000 shares of Series C Preferred Stock for $4.9 million. Related to this transaction, $0.9 million represents a stock subscription receivable at December 31, 2007 and 2006. In 2005 in accordance with the terms of the same agreement, we elected to exchange 300,000 shares of Series C Preferred Stock for $1.5 million of consulting services provided by PB.
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

We lease space from 640 Business Park LLC in Knoxville, Tennessee, a company owned by shareholder, former director and co-founder, Randy C. Massey. With the most recent lease addendum, the term of the agreement is five years ending on October 31, 2009. The annual rent obligation is approximately $0.2 million and the total rent paid under this lease during 2007 was $0.2 million. We also lease space in BasePointe Business Park, Louisville, Tennessee from Stock Creek Properties Partnership of which Mr. Massey is the managing partner. The lease term is 60 months and expires on March 30, 2012, with an annual rent obligation of $0.1 million.
Transactions with directors and executive officers
Michael C. Crabtree, President, Chief Executive Officer and Chairman of the Board of Directors, is a member of two limited liability companies that are in the business of leasing aircraft. The companies are Cross County Carriers, Limited and JLC Aviation LLC. We paid Cross County Carriers, Limited a total of $0.2 million and $0.3 million in 2007 and 2006, respectively, for airplane rental. We entered into aircraft lease agreements with JLC Aviation LLC and Cross County Carriers, Limited on November 1, 2007 and December 1, 2007, respectively. Both agreements provide for a one-year term with a combined rent obligation of $0.1 million.
In January 2006, we issued to Dan Felton, one of our directors, warrants to purchase 95,450 shares of our common stock at an exercise price of $0.01 per share, in satisfaction of a finder’s fee obligation in the amount of $0.4 million related to the sale of our Series B preferred stock in 2004. This warrant was exercised in full in 2007.
Employment and change of control agreements with executive officers
We have entered into employment and change-in-control arrangements with certain of our executive officers as described in Item 11 under the caption “Executive compensation—Employment agreements” and “Executive compensation—Potential payments upon termination or change in control.”

Stock option grants
Pursuant to our director and executive officer compensation policies or other arrangements, in 2007, we granted the following options to purchase shares of common stock, at an exercise price of $2.21 per share, to the following executive officers:

Executive	Position	Grant Date	Options Granted

Michael C. Crabtree	President, Chief Executive Officer and Chairman of the Board of Directors	7/23/2007	175,000

Paul W. Boyd	Chief Financial Officer and Treasurer	7/23/2007	85,000

James H. Price	Senior Vice President, General Counsel and Director	7/23/2007	85,000

Lynn R. Youngs	Chief Operating Officer	8/10/2007	135,000
Independence of directors
Our board of directors has determined affirmatively that Mrs. Batts, Messrs. McLarty, Kirkham and Frazer are “independent” under the SEC rules and the Nasdaq Marketplace Rules. Our board of directors has made a subjective determination as to each independent director that no relationships, which in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services
The Audit Committee of the Board of Directors appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2007. Aggregate fees for professional services rendered to the Company by Ernst & Young LLP for the years ended December 31, 2007 and 2006 are set forth below.

	Fiscal Years Ended
	December 31,
	2007	2006
Audit Fees	$661,922	$430,659
Audit-Related Fees	26,965	49,907
Tax Fees	36,500	25,500
All Other Fees	—	—

Total	$725,387	$506,066

Audit Fees were for professional services rendered for the audits of the financial statements of the Company included in the Annual Report on Forms 10-K or 10-KSB and the quarterly reviews of the financial statements included in the Quarterly Reports on Forms 10-Q or 10-QSB; additionally, 2007 fees include assistance with and review of the Form S-8, Form S-4 and Form S-1, including related consents. Audit-Related Fees for 2007 principally include fees for agreed-upon procedures and internal controls consultations. Audit-related fees for 2006 principally include fees related to the 2005 debt offering. Tax Fees were for professional services related to tax compliance.
Audit Committee Pre-Approval Policies and Procedures
The Company became a reporting company under the SEC rules in July 2006. The Audit Committee, formed in May 2006, pre-approves all audit and permissible non-audit services to be provided by the Company’s independent registered public accountants and the estimated fees for these services. The Audit Committee considered whether the provision of these services was compatible with maintaining the independence of E&Y as the Company’s principal independent accounting firm for 2007 and 2006, and determined that these services did not compromise their independence. All audit and non-audit services described above were pre-approved by the Audit Committee in accordance with its policies and procedures. None of the services provided by the independent registered public accountants that are described above were approved by the Audit Committee pursuant to a waiver of the pre-approval requirements of the SEC’s rules and regulations.

Item 15. Exhibits, Financial Statement Schedules
Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this 2007 Annual Report 10-K/A Amendment No. 1:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002. (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IdleAire Technologies Corporation
Date: April 30, 2008	By:	/s/ Michael C. Crabtree
Michael C. Crabtree
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Michael C. Crabtree Michael C. Crabtree	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2008